Form 10-K
period 2004-12-31
CardioVascular BioTherapeutics, Inc.
filed 2005-03-30
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No. 0-51172

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Exact name of the registrant as specified in its charter)

Delaware	33-0795984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 West Horizon Ridge Parkway, Suite 100

Henderson, Nevada 89012

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 702-248-1174

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK—$0.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sales price of the Common Stock on March 25, 2005, as reported by the Over The Counter Bulletin Board, was approximately $196,880,450. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D filed with the Commission and is as of March 25, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 25, 2005, there were 114,374,650 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year ended December 31, 2004, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS.

This Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may contain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-K. We believe that the section entitled “Risk Factors” includes all material risks that could harm our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the “Risk Factors” section of this Form 10-K. Stockholders should not place undue reliance on our forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

BUSINESS

Overview

We are a biopharmaceutical company headquartered in Henderson, Nevada. We were established in 1998, as a Delaware corporation, to commercialize the results of clinical research in cardiovascular disease treatment performed by Dr. Thomas Stegmann in the mid-1990s.

Dr. Stegmann, a founder of the company, tested a protein drug candidate that we now call Cardio Vascu-Grow™ in two separate German clinical trials dating back to 1995. A total of 40 patients were treated with Cardio Vascu-Grow™, and, in both trials, the drug candidate facilitated the growth of new blood vessels in the heart.

We have entered into an agreement with Dr. Stegmann, dated August 16, 2004, whereby Dr. Stegmann granted to us a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of Dr. Stegmann’s German clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of Cardio Vascu-Grow™ through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. We have made no royalty payments under this Agreement.

The first clinical study was performed from 1995 to 1997 in Fulda, Germany. Cardio Vascu-Grow™ was injected directly into the wall of the heart of 20 patients with coronary artery disease. These patients were also receiving a coronary by-pass procedure on another affected artery. A control group of 20 patients received by-pass surgery alone. The patients treated with Cardio Vascu-Grow™ showed a significant increase in localized blood vessel growth at the site of injection, and importantly, these vessels persisted when examined at a three year follow-up examination. The blood vessel growth was determined to be statistically significant over controls at both three months (P-value less than 0.005) and three years (P-value less than 0.005) following injection of Cardio Vascu-Grow™.

In the scientific and medical research communities, the term statistically significant means that a particular experimental test has a P-value of less than 0.05. P-values are calculated from experimental variations typically seen in scientific or medical testing. Thus, if the blood vessel growth in the German clinical tests had reflected P-values of greater than 0.05, the growth would have been deemed to be statistically insignificant. As a test’s P-value decreases below 0.05, the more statistically significant the result is deemed to be in the scientific and medical research communities.

The amount of blood vessel growth in the heart muscle was determined by angiograms wherein a dye was injected into the affected areas. New blood vessel growth was measured through digital photographic analysis of the dyed areas, a process referred to in the scientific research community as the mean gray value, or gray value, analysis. The gray value measurements for the heart muscles injected with Cardio Vascu-Grow™, and the control group which did not receive the injections, at three months after surgery and three years after surgery were as follows:

	3 Months After Surgery	3 Years After Surgery
Test Group	59	65
Control Group	20	18

This analysis of the results between the Test Group and the Control Group reflected an approximately three-fold increase in vascular density in the treated areas in the Test Group as compared to the Control Group at both measurement times.

Statistical analysis of the gray value data was performed using standard Student’s t-tests. Student’s t-tests are commonly used in scientific research for statistical analysis. They are used to calculate P-values to determine statistical significance.

A limitation of the first clinical study was the difficulty in determining medical benefits due to the bypass surgery versus Cardio Vascu-Grow™, as both were administered at the same time. Due to those limitations, a second clinical study of 20 patients was performed from 1998 through 1999, where Cardio Vascu-Grow™ injection was used as the sole therapy. There was no control group in this study for ethical reasons, as administration of the placebo would have required surgery. The results obtained from the second study demonstrated:

•	No adverse events from the growth factor injection;

•	80% of patients showed a significant improvement in their exercise tolerance test (P-value less than 0.001);

•	Blood flow into the heart muscle under stress showed a significant increase in tests that measure blood flow (P-value less than 0.001);

•	No significant adverse safety effects of the therapy; and

•	Importantly, 90% of patients (18 out of 20) had an improvement in their dominant clinical symptom, chest pain, showing an improvement of at least one class in an anginal survey which divides chest pains into four increasingly severe categories. For two of the patients, their angina pain scores remained the same. During the stress exercise test for those patients, chest pain was either completely absent, or began at much higher levels of exertion for each patient.

Although both clinical studies in Germany reached their clinical endpoints, and no significant adverse safety events were observed, such studies were done with a limited population. While the results were encouraging in these earlier studies, there is no assurance that they will be replicated in our Food and Drug Administration (“FDA”) trials, or, even if replicated, that the FDA will approve Cardio Vascu-Grow™ for commercial use. The results of these studies were published in peer reviewed cardiology journals.

Market Opportunity

According to the American Heart Association 2004 Update, blockage of coronary arteries resulting in severe damage to the heart is the number one cause of death in the United States. The American Heart Association 2004 Update indicates that over 38% of all deaths in the United States were caused by cardiovascular disease, with over half of these deaths due to coronary artery disease. We are now working with a team of experienced drug development scientists and business professionals to confirm the medical benefit of Cardio Vascu-Grow™ in FDA authorized Phase I clinical trials which we commenced in November 2003. Presently, it is anticipated that we will be responsible for the registration of Cardio Vascu-Grow™ for sale in the United States and eventually, if approved, we will also handle the sale and distribution of Cardio Vascu-Grow™ in Europe and Japan. In the remaining international marketplaces, if approved, we anticipate selling our drug through affiliated or unrelated regional distributors.

Scientific Overview

Cardio Vascu-Grow™, a protein, is a member of the fibroblast growth factor family. Fibroblast growth factor-1 or, FGF-1, is a powerful stimulator of new blood vessel growth, a process referred to in the scientific community as “angiogenesis.” This is due to the fact that FGF-1 stimulates the growth and multiplication of the two main cell types of blood vessels, smooth muscle cells and endothelial cells. Extensive work by us and others has shown that, when FGF-1 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. Proteins such as Cardio Vascu-Grow™ represent a novel way to circumvent clogged arteries in patients with heart disease.

Clinical Trials

We are now focused on receiving FDA approval, by conducting FDA-authorized clinical trials in the United States, to sell Cardio Vascu-Grow™ in the United States. These U.S. clinical studies will attempt to confirm and extend, by testing different doses of the drug, the results of Dr. Stegmann’s previous clinical studies in Germany. In 2001, we conducted two animal toxicity studies on Cardio Vascu-Grow™. The results of these studies supported a successful Investigational New Drug (IND) application which was submitted to the FDA in January of 2002. As part of this application, a detailed report of Dr. Stegmann’s previous studies in Germany were included and reviewed by the FDA. In February 2002, we obtained authorization from the FDA to proceed with a Phase I human clinical study for Cardio Vascu-Grow™ in the United States.

We have hired an international contract research organization specializing in conducting cardiovascular clinical trials, Clinical Cardiovascular Research, L.L.C., also know as C2R, to manage the FDA authorized clinical trials for Cardio Vascu-Grow™. The agreement with C2R has no specific duration. Rather, it covers various studies. Either party may terminate the agreement if authorization and approval are withdrawn by the FDA. We may terminate in the event: (i) test results support termination; (ii) of the emergence of adverse reactions or side effects of such magnitude that they support termination; (iii) lack of results to support corporate objectives; or (iv) C2R fails to abide by or satisfy the requirements under the agreement or at law. C2R may terminate the agreement in the event: (i) Cardio fails to abide by or satisfy the requirements under the agreement or at law; or (ii) in C2R’s good faith determination, it is not safe to continue the studies.

C2R has obtained approvals to conduct the human studies on our behalf at the Penn State University Medical Center, Hershey, Pennsylvania; St. Joseph’s Hospital, Towson, Maryland; JFK Hospital, West Palm

Beach, Florida; St. Vincent’s Hospital, Bridgeport, Connecticut; and the University of Cincinnati Medical Center, Cincinnati, Ohio. To date, 12 patients have been administered Cardio Vascu- Grow™ through the C2R organized clinical trials. No adverse effects due to the injections of our drug have been reported. Some of the early results disclosed by the University of Cincinnati Medical Center on the first four patients who received the drug over six months ago indicated a significant decrease in angina or chest pain after treatment, which resulted in improvements in quality of life for these patients. In addition new blood vessel growth in the heart was documented by images taken of the injected areas, and an increase of blood flow into the injected regions of the heart was also noted. These patients will continue to be monitored as specified in the clinical protocol. It should be noted that there can be no assurance that subsequent trials will confirm these early results.

Sixteen additional patients will be enrolled in this study, and we anticipate that the final results from this FDA authorized Phase I clinical trial will be similar to the human results achieved in Dr. Stegmann’s first two human clinical trials in Germany in the late 1990s. This expectation is due to the fact that we are studying the same drug in a similar number of no-option heart patients and are measuring closely similar clinical endpoints. In addition, the dosage of Cardio Vascu-Grow™ which was used in all the German studies will be examined in our U.S. study. Our Phase I trial combines the safety component of a traditional Phase I trial with the dosage component of a traditional Phase II trial. If the United States clinical results are similar to Dr. Stegmann’s previous studies, and are otherwise supportive of a decision to proceed directly to Phase III trials, then we intend apply to the FDA to perform one additional Phase III clinical trial to obtain regulatory approval for the sale of Cardio Vascu-Grow™ in the United States, although we have had no indication from the FDA that such application would be received favorably. When we meet with the FDA at the conclusion of the current Phase I clinical study, the FDA may require us to do more than one additional clinical trial as going straight to Phase III trials is not typical. Presently, we believe that the injections into patients for our clinical trials will be completed in 2005. (See Government Regulation, Page 12, for the FDA approval process).

We entered into a contract with C2R on November 19, 2001 to perform and manage the clinical testing of Cardio Vascu-Grow™. Under the terms of the contract, C2R designs and reviews the clinical protocol, selects each of the trial clinical sites, and negotiates the budgets with each site. C2R further monitors and manages the clinical trial program, the results and data and provides medical writing services for FDA submissions. Any additional work outside the initial protocol is charged and paid on a monthly basis based on hours devoted to project management by C2R. All costs for lab work, hospital and physician fees are direct pass-through costs billed to us.

We have also initiated studies and finalized a contract in June 2004 with Catheter Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products, one with an anchor system that will permit physical attachment of the catheter tip to the inside wall of the heart, and one catheter without such an anchoring device. Both catheters should allow the administration of Cardio Vascu-Grow™ to the inside wall of the heart by direct injection. The designs and selected prototype have been delivered and are under review for patentability. The catheter will be owned by us and we will seek patent protection for the catheter. The ability to deliver Cardio Vascu-Grow™ via catheter would allow the entire medical procedure to be performed by cardiologists in a manner which would eliminate the need for a surgical procedure. The cost for the first prototype catheters will be approximately $70,000. As the catheter does not contribute to the effect of the drug but is merely a delivery device, a separate clinical trial for the catheter will not be necessary. Typically, with different delivery methods, a supplement is included in the drug approval application which is reviewed by the FDA’s Center for Devices. However, approval jurisdiction for Cardio Vascu-Grow™ delivered via a catheter is with the FDA’s drug section.

Business Strategy

Our goal is to establish Cardio Vascu-Grow™ as an integral part of the treatment regimen for cardiovascular disease where the growth of new blood vessels can improve the outcome for patients with these diseases. The key elements of our strategy are:

Obtain Regulatory Approval of Cardio Vascu-Grow™

Our first and primary task is to obtain FDA regulatory approval for Cardio Vascu-Grow™. We will continue with our clinical trials until Cardio Vascu-Grow™ is approved for commercial sale. At the same time we file for approval in the United States, we will file for approval to the European Union. This is done by submitting basically the same approval application to the European Commission, which handles new drug approvals for the entire European Union. We may be required to conduct additional clinical trials to obtain European approval.

About 12 months prior to the anticipated drug approval by the FDA, we intend to start the procedure to register our drug with government and insurance companies’ drug registration payment system in the United States. Most drugs administered to patients in the United States are at least partially reimbursed or paid for by insurance companies, or the United States Government. Thus, to achieve commercial success, a drug needs to be registered in the drug payment system to be reimbursable.

Establish the Marketing, Sales and Distribution of Cardio Vascu-Grow™

About the same time that we start the drug registration process, we intend to start implementing our marketing and sales program for Cardio Vascu-Grow™. We may enter into a marketing arrangement with a partner in the United States and/or Europe between now and such approval. However, assuming we have no marketing and distribution partner, we are in the process of developing an independent marketing and sales program. In that regard, we have entered into a distribution agreement with Cardio Phage International, an affiliated Bahamas corporation, or CPI, to handle future distribution of Cardio Vascu-Grow™ and any other products which we might license to CPI. CPI’s territory is limited to areas other than the United States, Canada, Europe, Japan, the Republic of Korea, China and Taiwan. We have made no payments to, or received payments from, CPI and do not anticipate any such payments in the near future. Pursuant to this agreement, CPI is obligated to pay us an amount equal to 50% of its gross revenues from sales of our products after deducting CPI’s direct and certain indirect costs. This agreement has a term of 99 years. In addition, we have entered into an agreement with Korea Biotechnology Development Co., Ltd., or KBDC, an affiliated company, to commercialize, manufacture and sell our products for a period of 99 years in all of Korea, China and Taiwan. As part of that transaction, KBDC arranged for the purchase of 8,750,000 of our shares of common stock for $3,602,000. KBDC also agreed to fund all of the regulatory approval process in Korea for any of our products. KBDC will pay a royalty to us equal to ten percent of its net revenues from the sale of our products.

Customer Motivation

We believe there are four categories of customers for Cardio Vascu-Grow™: the patient, the patient’s doctor, the hospital, and the payor. We believe the payor is almost as important as the patient and his or her doctor. Other than the patient, the payor for a medical treatment can be a government agency, an insurance company, an HMO plan or a self-insured business. We believe that acceptance of a new medical treatment option will succeed more rapidly if the payors support that treatment. Therefore, we plan to address the motivation our treatment offers with those who pay the bills for the treatment.

The important considerations of the payor are quality of care and medical costs in the form of the price of drugs and services. We believe our pharmaceutical treatment for heart disease could significantly lower the cost of treating some coronary and other vascular diseases and improve quality care by reducing the need for more invasive cardiac or vascular surgery.

We believe the marketplace for Cardio Vascu-Grow™ will fall into six large categories, which are described below in order of priority. These six categories are: no option heart patients, adjunct to bypass heart surgery treatment, diffused coronary heart disease, peripheral vascular disease, stroke and other medical indications.

•	No-Option Heart Patients

These potential customers are those people whose doctors have informed them that presently there exists no traditional medical treatment for their heart disease condition. These patients’ condition could be the result of having already received heart by-pass surgery, the result of a heart transplant, or other medical conditions, where traditional medical treatments are not applicable. Based on the opinion of medical experts reported in the February 14, 1998 Wall Street Journal, we believe the marketplace of this no-option Heart Patients category in the United States alone approximates 150,000 new patients every year. Based on the results of Dr. Stegmann’s second clinical study in Germany, we believe both potential patients and their doctors should be very interested in the Cardio Vascu-Grow™ treatment to grow new blood vessels for the human heart around clogged arteries.

Specific Marketing and Sales Plan for Cardio Vascu-Grow™ for No Option Heart Patients. We will market Cardio Vascu-Grow™ to the patient community through targeted advertising efforts. Likewise, we will target members of the medical profession who specialize in heart disease. Most of our marketing campaign will involve raising customer awareness in patients, doctors and payors. A person with a heart problem does not have to be sold hard to save his or her life; he or she simply need to be aware the treatment exists.

Our marketing strategy will be based upon the premise that the four customer groups: payors, hospitals, doctors and patients have different senses of urgency. These factors influence desire to adopt and time for adoption by a given customer group. If Cardio Vascu-Grow™ delivers the benefits we hope to demonstrate, patients’ desire to either live or enjoy an improved quality of life will exert significant demand on doctors and hospitals to provide the Cardio Vascu-Grow™ drug and procedure. If Cardio Vascu-Grow™ delivers the benefits we hope to demonstrate and if the result of the benefits of the drug include a decrease in the need for, and cost of, repeat angiograms and subsequent treatment for recurrent angina, we then believe the cost savings to payors may exceed the cost of the drug. Then, payors’ desires to save costs and/or improve profits will exert significant demand on hospitals and doctors to provide the Cardio Vascu-Grow™ drug and procedure. Accordingly, we intend to market our product by creating demand from payors and patients and acceptance from hospitals and doctors.

Specifically, we will (1) market economics and patient care to payors to secure reimbursement agreements, (2) market to the leading cardiac hospitals the economics and patient care in an effort to have the product adopted as “Standard of Care”, which status will aid in marketing to the other cardiac hospitals, (3) market patient care and economics to the doctors, and (4) market a state of well being to patients. We have engaged consultants who are currently developing programs to market to hospitals and patients. We have also been conducting conferences across the country, marketing to doctors. We have consultants working on economic models for marketing to payors.

Sales and distribution will be developed concurrently with our primary marketing efforts. We will require a sales staff to cover the major cardiac hospitals and medical groups. We may develop that ourselves or work with other drug distribution channels. If our treatment is accepted by the cardiovascular surgeons, as well as the cardiologists and the hospital administration at the particular location, then the function of our sales and marketing team would be greatly reduced.

In the area of distribution, the Cardio Vascu-Grow™ drug kit is expected to be about the size of a small lunch box. It can be delivered via overnight shipment. While there are some special handling needs, the shipping kit can be constructed to satisfy those requirements.

•	Adjunct to By-pass Heart Surgery Treatment

According to the American Heart Association 2004 Update, approximately 500,000 heart by-pass surgical procedures are performed every year. These procedures are invasive and complex. Often, by-pass surgery is focused only on the blockage of larger coronary arteries in the person’s heart; however, smaller vessels may also be experiencing some degree of blockage. In the past no medical treatment was available for opening these smaller blocked vessels. We believe that, during the course of many of those open-heart by-pass operations, both the patient and his or her doctors would support injecting Cardio Vascu-Grow™ into those smaller blood vessel sites where blockage exists. The anticipated additional cost of providing Cardio Vascu-Grow™ as an adjunct treatment would, when compared to the overall cost of the open-heart surgical procedure, be low and likely acceptable to most heart patients and their doctors.

•	Diffused Coronary Heart Disease/Angina Pectoris

According to the American Heart Association 2004 Update, approximately 6,800,000 people in the United States suffer from chest pain caused by blockages of their smaller coronary arteries, sometimes called diffused coronary heart disease, angina disease or angina pectoris. Angina is defined by the American Heart Association as chest pain or chest discomfort due to insufficient blood flow to the heart muscle due to narrowing of the coronary arteries. These patients do not undergo interventional procedures, including open-heart by-pass surgery or balloon angioplasty, until the larger coronary vessels show significant blockage. The most common medical practice currently with these patients is to treat their disease with medications. Cardio Vascu-Grow™ has the potential to treat not the symptoms but the root cause of diffused coronary heart disease as new blood vessels can be grown in damaged areas of the heart.

•	Peripheral Vascular Disease

Peripheral vascular disease, a significant public health problem, is a circulatory disorder that most often presents itself in the legs of elderly patients that suffer from diabetes. The American Heart Association 2004 Update indicates that this disease affects up to 12% to 20% of adults over the age of 65 and is characterized by blockage of the arteries supplying blood to the legs. The disease can progress from severe pain in walking to death of the leg muscle tissues, requiring an amputation of the limb in some patients.

Recent studies conducted by J.C. Hershey and associated persons and reported in the 2003 edition of Cardiovascular Research, published by Elsevier B.V., have shown that experimentally-induced muscle damage in the hind limb of animals can be successfully treated by inducing new blood vessel growth with members of the fibroblast growth factor family. We are now undertaking to confirm these earlier studies by administering Cardio Vascu-Grow™ to rodents with experimentally-induced muscle damage in their hind limbs. We have contracted with DaVinci Biomedical Research Inc., South Lancaster, Massachusetts, to perform these studies. This hind limb study will be followed by a one-month toxicity study in animals which we expect to support an Investigational New Drug (IND) application to the FDA to begin the clinical testing of Cardio Vascu-Grow™ in patients with peripheral vascular disease.

We have entered into three different agreements with DaVinci Biomedical Research Products, the first dated July 13, 2001, the second dated February 15, 2004 and the third dated March 11, 2004 for the testing of the effects of Cardio Vascu-Grow™ injected directly into the hearts, brains and legs of animals, respectively. These are test specific agreements without specific termination provisions other than completion of the testing. The heart study was used to evaluate the toxicity that may occur following the injection of Cardio Vascu-Grow™ directly into the injured and non-injured hearts of animals. The brain study will be used to determine if the areas surrounding damaged areas in the brain following a stroke can be restored if an increased blood supply can be provided. The leg study will test whether experimentally induced muscle damage, similar to that suffered in cases of peripheral vascular disease, can be successfully treated by inducing new blood vessel growth. The cost of the heart study was approximately $400,000 and was completed in December 2002 and submitted to the FDA as part of our initial submission to the agency to initiate U.S. clinical studies. The leg and brain study will each cost approximately $87,000 and we are still evaluating the results of these studies.

•	Stroke

According to the American Heart Association 2004 Update, stroke is the third leading cause of death in the United States behind heart disease and cancer. Of the people who suffer a new stroke each year in the United States, those who survive almost always live with some diminished capacity.

Animal studies conducted by J.L. Ellsworth and associated persons and reported in the 2003, edition of Journal of Cerebral Blood Flow & Metabolism published by Lippincott Williams & Wilkens, Inc., have shown the potential of growth factor therapy in limiting the severity of brain damage after a stroke. A stroke is characterized by an area of the brain where the brain cells are dead and cannot grow back. However, surrounding this area of dead cells is an area of damaged living cells that are capable of being restored if an increased blood supply can be provided. This would be our target area for treatment with Cardio Vascu-Grow™. We have contracted with DaVinci Biomedical Research Inc. to initiate animal studies to confirm that Cardio Vascu-Grow™ has the potential to limit brain damage in animals that have been given an experimental stroke.

Also in this class of patients are those who do not suffer a major, debilitating stroke, but over time, suffer many smaller strokes that can lead to a syndrome characterized by confusion and even dementia in the patients. This can be thought of as a diffuse circulatory disease in the brain, similar to what was discussed above in the heart and legs.

There is limited medical treatment currently available to give to those patients after they have suffered a stroke. Drugs known as “clot buster” that dissolve blood clots are sometimes tried in these patients to unblock the arteries supplying blood to the brain, but safety and bleeding issues have prevented this treatment from gaining wide-spread acceptance in the medical community. According to the American Heart Association 2004 Update, in 2001 in the United States, approximately 700,000 persons suffered a new or recurrent stroke, contributing to a total U.S. stroke population of 4,900,000 persons. The extreme debilitation that many of these patients face often leads to a life-long disability.

•	Other Medical Indications for Therapeutic Angiogenesis

In addition to the medical indications listed above, there are a number of other diseases that have the potential to be treated by therapeutic angiogenesis which we discuss under “Research and Development” below.

Manufacturing

Phage Biotechnology Corporation, an affiliated company (“Phage”), manufactures our pharmaceutical product in its laboratory production facility in Irvine, California, and is our sole source of supply. Phage has developed a proprietary manufacturing process to produce protein pharmaceutical products. To date, Phage has manufactured all the clinical doses required to complete the ongoing Phase I clinical trial and has the manufacturing capacity to provide product for the Phase III trial as well.

Based on the FDA’s previous reviews of investigational drug applications submitted by Phage, we believe Phage’s manufacturing operations are in compliance with GMP regulations mandated by the FDA. However, Phage’s facility would need to be certified as a GMP facility by the FDA in order for it to begin manufacturing commercial quantities of Cardio Vascu-Grow™ and there can be no assurance that Phage’s facility would be so certified. As part of the ongoing clinical trial with Cardio Vascu-Grow™, the FDA performed an in-depth review of Phage’s manufacturing process and quality control systems and the clinical trial was able to commence. As this drug gets closer to regulatory approval, additional reviews and facility inspections will occur by federal and state agencies.

For details about our contract with Phage to develop and manufacture Cardio Vascu-Grow™, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

Research and Development

As of December 31, 2004, we had one scientist employee, twelve scientists under month-to-month contracts and approximately three other individuals involved in research and development activities under a month-to-month contract. None work for us full-time. Their tasks included overseeing animal testing of Cardio Vascu-Grow™, establishing other medical uses of the drug and preparing and filing various regulatory documents with the FDA. In addition, these personnel were responsible for establishing that the quality of the Cardio Vascu-Grow™ used in the clinical trial met the specifications required by the FDA.

In addition to administering Cardio Vascu-Grow™ by a surgical approach in no-option heart patients, a catheter delivery system is also being developed. In non-life threatening indication such as angina, a catheter delivery system will greatly increase the number of potential applications, when compared to a more invasive surgical delivery of Cardio Vascu-Grow™. We have contracted with a catheter manufacturing company to design and manufacture prototypes of an injection catheter for Cardio Vascu-Grow™. Two different prototype catheters will be tested in animals prior to the commencement of clinical studies.

For the year ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, we incurred research and development costs of $822,157, $750,138, $2,543,530 and $6,386,888, respectively.

Additional research and development projects include:

Wound Healing. Animal trials have been initiated through MPI Research Inc. for this new application for Cardio Vascu-Grow™. The rate of wound healing in diabetic mice, which, like their human counterparts, have slow-healing wounds, healed much more rapidly when a salve containing Cardio Vascu-Grow™ was applied to their wounds. As a part of its technical services to us, Phage entered into an agreement with MPI Research, Inc., to study the wound healing capabilities of Cardio Vascu Grow™. That study was completed in early November 2004 at a cost of approximately $14,000. MPI Research, Inc. will also conduct skin toxicity tests for us that are scheduled for January 2005 at a cost of approximately $51,000. We can terminate our agreement with MPI Research, Inc. without incurring penalty by giving 30 days written notice of our intent to terminate.

Hypertensive Renal Disease. Animal models for hypertensive renal disease exist and we plan to test Cardio Vascu-Grow™ in these models under a future contract research agreement.

Adjunct Treatment with By-pass Surgery. A clinical protocol is under development by C2R to measure the medical benefit of Cardio Vascu-Grow™ when it is administered at the same time as a by-pass procedure. The research is being done under the C2R contract.

Nerve Injury and Regeneration. In addition to its ability to stimulate new blood vessel growth, the protein component of Cardio Vascu-Grow™, FGF-1, has been shown to enhance the survival and re-growth of damaged nerve fibers by JMA Laird and associated persons as reported at the 1993 Society of Neuroscience meeting in Washington, D.C. in the records of such meeting. This was demonstrated in animals that were given an experimental nerve crush injury. We plan to test Cardio Vascu-Grow™ in animal models of multiple sclerosis, Parkinson’s disease and spinal cord injury to test the effectiveness of Cardio Vascu-Grow™ in treating these neurological conditions.

Business Opportunity

We are researching other potential applications for Cardio Vascu-Grow™ in humans with different types of vascular disease. As mentioned above, medical conditions other than blocked coronary arteries that are also characterized by blocked blood vessels may also be amenable to this therapy. This may include people with diabetes who suffer from restricted blood flow to their legs due to clogged arteries, leading to amputations every year. In addition, Cardio Vascu-Grow™ may be useful in the treatment of certain forms of stroke and hypertensive renal disease.

We will focus first on the growth of new blood vessels in patients with coronary heart disease. According to the American Heart Association 2004 Update, over $7 billion per year in drug costs is spent on treating coronary heart diseases. Traditional treatments include open heart by-pass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stents into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, we believe that Cardio Vascu-Grow™ treatment can lower the overall cost of treating coronary heart disease. This analysis reinforces our decision to make the treatment of coronary heart disease the first market for development.

Training

The procedure to administer Cardio Vascu-Grow™ is a relatively simple procedure for a cardiac surgeon. Based on discussions with surgeons participating in our current clinical trial, no additional training for surgeons that will administer the drug in the future will be needed.

Competition

Currently, we are not aware of anyone injecting a fibroblast growth factor protein into the wall of the heart to stimulate the growth of new blood vessels in no-option heart patients. In 2002, GenVec, Inc. announced that it completed a 71 patient study with a viral gene therapy drug that was delivered to the hearts of patients. It has not been announced whether additional clinical studies will occur. Boston Scientific Corporation, a maker of catheters, and Corautus Genetics Inc. disclosed last year that they have entered into an alliance to develop a gene therapy technology to treat coronary artery disease in which the gene will be delivered via a catheter. No efficacy results for this approach have yet been made public. We are also aware of several commercial firms active in pre- clinical research in regenerating blood flow to the heart. We believe most of this research involves gene therapy which may involve more patient risk, as no gene therapy has been approved by the FDA. Other companies, including Aventis and GenVec, Inc., have clinical programs aimed at growing new blood vessels in the legs of diabetics, but, again, are using a gene-therapy approach. See also “Risk Factors—Risks Related to the Company—Competition and technological change may make our products and technology less attractive or obsolete.”

Patents and Proprietary Technology

Pursuant to an ownership and license agreement with Phage, we and Phage each have an undivided half ownership interest in the U.S. and foreign patent rights necessary to develop and commercialize Cardio Vascu-Grow™. All patent rights were owned by Phage prior to the agreement. In consideration of Phage’s assignment to us of a half ownership interest in the patent rights, we agreed to pay Phage for technical development services related to the manufacture of Cardio Vascu-Grow™, and to either purchase Cardio Vascu-Grow™ from Phage for 10% of the net sales price or pay Phage a royalty of 6% of our net sales price if we obtain Cardio Vascu-Grow™ from any other source.

We entered into this joint ownership arrangement in order to protect us from any issues arising from research that may be conducted by Phage on our behalf that could have possible adverse affects on patentability of findings from this research. Under U.S Patent Law, common ownership of patents and patent applications covering related developing technologies provides potential advantages related to patentability of inventions. For example, prior art developed by Phage related to methods of producing proteins other than Cardio Vascu-Grow™ cannot render obvious (un-patentable) our patent claims related to methods of making and using Cardio Vascu-Grow™, where the subject matter is commonly owned.

Phage has granted to us a non-revocable and exclusive worldwide license (including the right to sublicense to third parties) to the patents necessary to develop and commercialize Cardio Vascu-Grow™. As a part of that agreement, Phage will provide technical development services to us for the development and regulatory approvals of Cardio Vascu-Grow™, including but not limited to, lab work, testing and production of Cardio Vascu-Grow™ for clinical trials, all as directed by us. We pay Phage’s actual direct cost of service (direct, indirect and overhead costs with no profit component) for such development services.

In addition, at our election, we will either (i) purchase the bulk product Cardio Vascu-Grow™ from Phage for a price equal to ten percent of our net sales price of Cardio Vascu-Grow™ or (ii) pay Phage a six percent royalty on the net sales price of Cardio Vascu-Grow™ which is produced by another contract manufacturer or by us. It is our expectation that we will acquire Cardio Vascu-Grow™ from Phage; however, we are able to use another contract manufacturer for Cardio Vascu-Grow™ or manufacture it ourselves if Phage is unable to meet our supply requirements or its prices are not competitive.

The agreement with Phage has no termination provision and expires on the last to expire of the applicable patent rights involved, currently August 15, 2021, but the agreement will automatically be extended for a period equal to the expiration date of any newly filed patent applications. During the term of the agreement, Phage and we are jointly responsible for filing and maintaining all patents and applications that involve Cardio Vascu-Grow™, including splitting related costs.

Under this arrangement, we have an undivided half interest in four issued U.S. patents, one U.S. patent application that is pending, and all foreign patent applications related to the U.S. patents and applications.

We have no joint ownership agreements with any entity that is conducting research on our behalf other than the joint ownership agreement with Phage; however, we might consider engaging in such an arrangement again to protect intellectual property in which we acquire or develop an interest.

Intellectual Property Rights

Below is a list of U.S. and international patents and patent applications that have been filed or issued, and which are the subject of a joint ownership agreement with Phage. The intellectual property included in the below application and issued patents is important to the business as it may improve our competition advantage.

1.	US Patent No. 6,642,026 (filed August 15, 2001, issued November 4, 2003 and expiring on August 15, 2021): “Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and Its Use in Promoting Angiogenesis.” Methods of producing Cardio Vascu-Grow™.

2.	US Application No. 10/649,480 (filed August 27, 2003), “Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and Its Use in Promoting Angiogenesis.” Methods of revascularizing ischemic tissues using Cardio Vascu-Grow™.

3.	PCTUS01/25537 (filed August 15, 2000, published February 21, 2002, entered National phase February 10, 2003): “A Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and Its Use in Promoting Angiogenesis.” Methods of manufacturing and using Cardio Vascu-Grow™. National applications pending in Australia, Canada, Japan, Korea and Europe.

4.	US Patent No. 6,268,178 (filed May 25, 1999, issued July 31, 2001 and expiring on May 25, 2019): “Phage-Dependent Super-Production of Biologically Active Protein and Peptides.” Recombinant host cells used in first generation Phage technology.

5.	US Patent No. 6,794,162 (filed May 17, 2001, issued September 21, 2004, and expiring on July 28, 2019): “Phage-Dependent Super Production of Biologically Active Protein and Peptides.” First generation Phage methods for producing recombinant proteins and peptides.

6.	US Patent No. 6,773,899 (filed August 15, 2001; issued August 10, 2004 and expiring on August 15, 2021): “Phage-Dependent Super Production of Biologically Active Protein and Peptides.” Second generation Phage technology using T7 promoter to enhance recombinant protein production.

7.	PCTUS00/40020 (filed May 24, 2000, published November 30, 2000, entered National phase November 16, 2001): “Phage-Dependent Super Production of Biologically Active Protein and Peptides,” First generation Phage technology. National applications are pending in Europe and Japan.

8.	PCTUS01/25477 (filed August 15, 2001, published February 21, 2002, entered National phase February 10, 2003) “Phage-Dependent Super Production of Biologically Active Protein and Peptides,” Second generation Phage technology. National applications are pending in Australia, Canada, Europe, Japan and Korea.

We require our employees to execute confidentiality agreements in connection with their employment with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all intellectual property beneficial to us or conceived using our property or which relates to our business. Phage follows similar policies. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights, which may entail great expense.

The biopharmaceutical industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by United States patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of products such as Cardio Vascu-Grow™ and in our ongoing research and product development activities. As noted above, Cardio Vascu-Grow™ will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigative new drug application which must be approved before clinical trials in humans may begin. Typically, clinical evaluation involves a time consuming and costly three-phase process.

Phase I	Clinical trials are conducted with a small number of subjects to determine the early safety profile, maximum tolerated dose and pharmacokinetics of the product in human volunteers.

Phase II	Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III	Large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate with substantial evidence the efficacy and safety required by the FDA.

Our current FDA approved trials combine the safety elements of a Phase I trial with the dosage elements of a Phase II clinical trial, including measuring clinical outcomes at different dosages of the drug in the target patient population, which is no-option heart patients. Upon completion of our Phase I trial, if the United States clinical results are supportive of a decision to proceed directly to Phase III trials, we will apply to the FDA to commence our Phase III pivotal trials; although we have no indication from the FDA that such application will be received favorably. There can be no assurance that the FDA will permit us to commence Phase III trials and we may be required to conduct additional preliminary trials prior to commencing a Phase III trial.

The FDA closely monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient.

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of a new drug application (NDA), or a biologics licensing application (BLA) for approval to commence commercial sales. Currently, Cardio Vascu-Grow™ is designated as a biologic and will be required to file a BLA, which has, as one of its approval components, an FDA inspection of the manufacturing facility producing the biologic. Following review of the clinical data and the facility inspection, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

If the FDA approves an NDA or BLA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional clinical studies, known as Phase IV, to evaluate long-term effects.

In addition to studies required by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication except in very limited circumstances, for seven years. We intend to apply for orphan drug status for the use of Cardio Vascu-Grow™ in no-option heart patients, although there can be no assurance that such status will be granted by the FDA.

Approvals Outside the United States

We will have to complete an approval process similar to that in the United States in virtually every foreign target market for our products in order to commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us.

Fast Track Designations

Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Food and Drug Administration Modernization Act establishes a statutory program for the approval of so-called fast track products. The new law defines a fast track product as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during clinical development of the product. Fast track designation provides an expedited review of a product, which accelerates FDA review.

We may ask for fast track designation to secure expedited review of Cardio Vascu-Grow™. We cannot be sure that we will obtain fast track designation. We cannot predict the ultimate impact, if any, of the new fast track process on the timing or likelihood of FDA approval of any of our potential products.

Employees and Other Personnel

As of March 25, 2005, we had a total of seven employees, four of whom were full-time. Two of the seven employees are in research and development, and five are in operations and administration. We had 20 independent contractors or subcontractor personnel with six people in operations and administration and 14 people in research and development, including clinical development. None of our employees are represented by a labor union, and we believe our employee relations are good.

RISK FACTORS

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of approximately $16,791,257 as of December 31, 2004. We are not currently profitable. Even if we succeed in developing and commercializing Cardio Vascu-Grow™, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approvals for Cardio Vascu-Grow™;

•	develop, formulate, manufacture and commercialize Cardio Vascu-Grow™;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, administrative and sales and marketing personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We do not expect to generate revenues unless Cardio Vascu-Grow™ is approved, and may not be able to generate these revenues even if it is approved, and we may never achieve profitability in the future.

At December 31, 2004, we had $4,615,583 in cash, cash equivalents and short-term investments. Although there can be no assurances, we believe that our available cash and cash equivalents together with our net proceeds from our initial public offering of $15,693,000, will be sufficient to fund anticipated levels of operations through at least the end of 2007 since the assumed conversion of most of our convertible notes has occurred.

If we continue to incur operating losses for a period longer than we anticipate, we will be unable to advance our development program and complete our clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next three years with our current resources and the net proceeds of our initial public offering. We may need to raise additional capital sooner, however due to a number of factors, including:

•	an acceleration of the number, size or complexity of the clinical trials;

•	slower than expected progress in developing Cardio Vascu-Grow™;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to develop or protect our intellectual property;

•	higher than expected costs to develop our sales and marketing capability; and

•	the possibility that a significant number of our convertible note-holders elect to have their notes paid in full rather than convert them to common stock.

In the future we may not be able to raise additional necessary capital on favorable terms, if at all.

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders. We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Cardio Vascu-Grow™ is currently our only drug product. Because the development of Cardio Vascu-Grow™ is subject to a substantial degree of technological uncertainty, we may not succeed in developing it.

Unlike many pharmaceutical companies which have a number of products in development and which utilize many technologies, we are dependent on our basic drug technology for the success of our company. While our core technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we currently do not have others to fall back on and our business will fail.

Cardio Vascu-Grow™ is still in research and development and we do not expect it to be commercially available for the foreseeable future, if at all. The drug is currently in a Phase I clinical trial to primarily measure the safety of the product. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occurs, we may never successfully market Cardio Vascu-Grow™.

We may not receive regulatory approvals for Cardio Vascu-Grow™.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of Cardio Vascu-Grow™ and in ongoing research and product development activities. Cardio Vascu-Grow™ is still in research and development and we have not yet requested or received regulatory approval to commercialize it from the FDA or any other regulatory body. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain, or encounter delays in obtaining or maintaining regulatory approvals, it could adversely affect the marketing of Cardio Vascu-Grow™, as well as our liquidity and capital resources.

In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to these products and their marketing. Any delay in, or suspension of, our clinical trials will delay the filing of our applications with the FDA to market the drug in the United States and, ultimately, our ability to commercialize Cardio Vascu-Grow™ and generate product revenues.

In connection with our clinical trials, we face the risks that:

•	we or the FDA may suspend the trials;

•	we may discover that Cardio Vascu-Grow™ may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than we expected;

•	patients may drop out of the trials;

•	patients may die during the trials, even though treatment with Cardio Vascu-Grow™ may not have caused those deaths; and

•	we may not be able to produce sufficient quantities of Cardio Vascu-Grow™ to complete the trails.

We may encounter delays or difficulties in our Cardio Vascu-Grow™ clinical trials, which may delay or preclude regulatory approval of Cardio Vascu-Grow™.

In order to commercialize Cardio Vascu-Grow™ for coronary heart disease treatment, we must obtain regulatory approvals for that use. Satisfaction of regulatory requirements typically takes many years, is expensive and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that Cardio Vascu-Grow™ is safe and effective for a particular disease treatment.

We have commenced treatment of the first patients in the planned Phase I clinical trials of Cardio Vascu-Grow™ for the treatment of advanced heart disease patients. Cardio Vascu-Grow™ is currently our only product candidate in clinical trials. Ongoing or future clinical trials may demonstrate that Cardio Vascu-Grow™ is neither safe nor effective.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation (FDA or otherwise) during the period of product development, clinical trials and FDA regulatory review. Such delays or rejections may be caused by failure to comply with applicable penalties, recall or seizure of any approved products, total or partial suspension of production or injunction, as well as other regulatory action against Cardio Vascu-Grow™ or us.

Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities in the various foreign jurisdictions. These foreign regulatory approval processes each include all of the risks associated with FDA clearance described above.

We depend on one independent clinical investigator to conduct our clinical trials for Cardio Vascu-Grow™.

We are depending on Clinical Cardiovascular Research, LLC, an independent clinical investigator, to conduct clinical trials under their agreements with us. This investigator is not our employee and we cannot control the amount or timing of resources that it devotes to our programs. If our independent investigator fails to devote sufficient time and resources to our drug development programs, or if its performance is substandard, it will delay the approval of our FDA application and our introduction of Cardio Vascu-Grow™. Our investigator may also have relationships with other commercial entities, some of which may compete with us. If our independent investigator assists our competitors at our expense, it could harm our competitive position.

If we are unable to retain and recruit qualified scientists it will delay our development efforts.

As of December 31, 2004 we had one scientist employee, John W. Jacobs, Ph.D., and twelve scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of either of our lead scientists, Thomas Stegmann, M.D. and John W. Jacobs, Ph.D., could impede the achievement of our development objectives.

Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We may be unable to attract and retain qualified scientific personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists.

If any of our key senior executives discontinue their employment with us, our efforts to develop our business may be delayed.

We are highly dependent on the principal members of our management team and the loss of our Chairman, President and Chief Executive Officer, Daniel C. Montano, or our Chief Financial Officer, Mickael A. Flaa, or our Chief Operating Officer, John W. Jacobs, could impede the achievement of our development efforts and objectives.

Prior activities of our Chief Executive Officer, as well as certain conflicts of interest that he has, may increase the risks of an investment in our company.

Daniel C. Montano, our Chairman of the Board, President, Chief Executive Officer and the owner of 26.72% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc., including a cease and desist order entered by the SEC in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/ or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before. For more information on these matters, refer to the description of Mr. Montano’s prior activities in Item 10. Directors and Executive Officers of the Registrant.

The clinical trials of our product under the regulations of the FDA have not been affected by Mr. Montano’s prior regulatory issues, and we do not expect them to be. However, to the extent we seek approval from other regulatory agencies in the future, Mr. Montano’s past activities may cause closer examination by such agencies, which could affect the outcome of the approval process or the timing and expense involved. In addition, our ability to establish other business relationships may be delayed or adversely affected.

Also, as set forth in the following two risk factors, Mr. Montano has substantial potential conflicts of interest due to his position as Chairman of the Board, President, Chief Executive Officer and significant stockholder of Phage, our affiliate that manufactures Cardio Vascu-Grow™ for us.

There can be no assurance that Mr. Montano’s past history in the investment banking industry or his potential conflicts of interest will not have a negative effect on us or on his ability to serve our company.

Our principal executive officers, including our Chief Executive Officer and our Chief Financial Officer, devote less than half of their time to us.

Our Chief Executive Officer and President, Daniel C. Montano, along with Chief Financial Officer and Vice President, Mickael A. Flaa, and Chief Scientific Officer and Chief Operating Officer and Vice President, John W. Jacobs, will each only be devoting approximately 40% of their business time to us, and may devote time to an affiliated company which does business with us and the balance of their time on other business affairs. We do not have employment agreements with our executive officers or key employees. See following Risk Factor about potential conflicts of interest. Thomas Stegmann, M.D., one of our board members and our Chief Clinical Officer, devotes approximately 40% of his business time to our affairs and the balance to The Fulda Medical Center in Germany. Accordingly, our principal executive officers may not have sufficient time to devote to our operations.

Our relationship with Phage Biotechnology Corporation, and the relationship of our senior executive officers to Phage, creates potential for conflicts of interest.

We have a number of relationships with Phage, an affiliated company, which may create conflicts of interest. Pursuant to a joint ownership and license agreement with Phage, subject to certain contractual commitments, we own a one-half undivided interest in the U.S. and foreign patents and patent applications necessary to develop and commercialize Cardio Vascu-Grow™. We entered this agreement to protect our ability to obtain patent protection on processes developed in conjunction with Phage which processes might be useful to Phage in other unrelated products. Pursuant to that agreement, we also have an exclusive license to develop and commercialize Cardio Vascu-Grow™. Phage provides technical development services to us, and currently is our sole supplier of Cardio Vascu-Grow™. In addition to Cardio Vascu-Grow™, Phage is currently in the process of developing other drug products that are not expected to have any relation to our proposed product or business. Notwithstanding the foregoing, nothing in our agreements precludes Phage from participating in activities competitive to ours.

Daniel C. Montano owns beneficially approximately 26.72% of our outstanding voting stock and presently controls the voting of an additional 7.63% through a voting agreement with Cardio Korea Co., Ltd. Mr. Montano also owns 18.25% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.56% of Phage’s outstanding common stock. Additionally, certain of our officers and directors (including Daniel C. Montano, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) own or hold voting control over an aggregate of 41.20% of Phage’s outstanding common stock; however, they have no agreement to vote together.

Mr. Montano devotes approximately 40% of his business time to our affairs, 40% to Phage affairs and the balance to other investment interests.

John W. (Jack) Jacobs is our Chief Operating Officer and Chief Scientific Officer and serves in the same positions with Phage. He joined our board of directors upon the closing of our initial public offering. He devotes approximately 40% of his business time to our affairs and 40% to Phage and the balance to other interests.

Mickael A. Flaa is our Chief Financial Officer and serves the same role with Phage. He joined our board of directors upon the closing of our initial public offering. He devotes approximately 40% of his business time to our affairs, 40% to Phage and the balance to other interests.

Such individuals owe a fiduciary duty of loyalty to us. They also owe similar fiduciary duties to Phage. However, due to their responsibilities to serve both companies, there is potential for conflicts of interest. At any particular time, the needs of Phage could cause one or more of these executive officers to devote attention to Phage at the expense of devoting attention to us. In addition, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Such conflicts will be resolved by our independent directors and directors having no affiliation with Phage. If this occurs, matters important to us could be delayed. The results of such delays are not susceptible to accurate predictions but could include, among other things, delay in the production of sufficient amounts of Cardio Vascu-Grow™ to complete our clinical trials on our preferred timetable or to meet potential commercial demands if our clinical trials are successful and we receive FDA approval to sell the drug in the U.S. Such delays potentially could increase our costs of development or reduce our ability to generate revenue. Our officers will use every effort to avoid material conflicts of interest generated by their responsibilities to Phage, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of former employers.

As is commonplace in the biotechnology industry, we employ now, and may hire in the future, individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although there are no claims currently pending against us, we may be subject to claims that we or certain employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a significant distraction to management.

We have no marketing experience, sales force or distribution capabilities. If our products are approved, and we are unable to recruit key personnel to perform these functions, we may not be able to commercialize them successfully.

Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our products if and when they are approved by the FDA. We currently have no experience in marketing or selling pharmaceutical products and we do not have a marketing and sales staff or distribution capabilities. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.

We do not have manufacturing capability. We rely on only one supplier, which is an affiliate, for our bulk drug product. Any problems experienced by such supplier could negatively affect our operations.

We have entered into an agreement with our affiliated company, Phage, to manufacture Cardio Vascu-Grow™ for us and to supply it to us. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents and then the agreement will expire on the date of the last patent to expire. Further, any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply. Any delay or interruption would likely lead to a delay or interruption in the production of Cardio Vascu-Grow™ and could negatively affect our operations. In addition, as part of the drug approval process for Cardio Vascu-Grow™, Phage will be inspected by the FDA prior to approval of the drug. Phage has the necessary approvals to manufacture Cardio Vascu-Grow™ for our clinical trials. If we obtain FDA approval for Cardio Vascu-Grow™, Phage will be required to use a facility certified by the FDA as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of Cardio Vascu-Grow™ and thus negatively affect our ability to generate revenue.

Governmental and third-party payors may subject any products developed by us to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce our potential revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future. In addition, third-party insurance coverage may not be available to patients for any products we develop. If government and third-party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls are enacted, our ability to generate revenues will suffer.

If physicians and patients do not accept products for which we obtain marketing approval, we may not recover our investment.

If our products are approved for marketing by the FDA, their commercial success will depend upon the medical community and patients accepting our products as being safe and effective. The market acceptance of our products could be affected by a number of factors, including:

•	the timing and receipt of marketing approvals;

•	the safety and efficacy of the products;

•	the emergence of equivalent or superior products;

•	the cost-effectiveness of the products; and

•	effective marketing.

Our profitability will depend on the market’s acceptance of Cardio Vascu-Grow™ at a profitable price which may depend upon the agreement of third party payors to reimburse for it. If the medical community and patients do not ultimately accept any products developed by us as being safe and effective, as well as cost effective, we may not recover our investment and our business may fail.

If we fail to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing drugs.

Fibroblast growth factor 1, or FGF-1, and derivatives are powerful stimulators of new blood vessel growth. For our drug candidate, we use several of the FGF-1 forms. Our intellectual property rights cover certain methods of manufacturing and using these forms, but do not cover the primary structure of the FGF-1 and derivatives and there are other ways to manufacture FGF-1 not covered by our patents. Consequently, we may not prevent others from manufacturing FGF-1 by a different technology. Moreover, other uses of FGF-1 are not covered by our existing patents.

Our commercial success will depend in part on our success in obtaining patent protection for our key products or processes. Our patent position, like that of other biotechnology and pharmaceutical companies, is highly uncertain. One uncertainty is that the United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims made under our patent applications.

Due to the unpredictability of the biotechnological sciences, the PTO, as well as patent offices in other jurisdictions, has often required that patent claims reciting biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection. Further, technology that is disclosed in patent applications is ordinarily published before it is patented. As a result, if we are not able to get patent protection, we will not be able to protect that technology through trade secret protection. Thus, if we fail to obtain patents having sufficient claim scope or fail to adequately protect our trade secrets, we may not be able to exclude competitors from using our key products or processes.

Even if the PTO grants patents with commercially valuable claim scope, our ability to exclude competitors will subsequently depend on our successful assertion of these patents against third party infringers and our successful defense of these patents against possible validity challenges. Our competitors, many of which have substantial resources and have made significant investments in competing technologies, may make, use or sell our proprietary products or processes despite our intellectual property. Litigation may be necessary to enforce our issued patents or protect our trade secrets. The prosecution of intellectual property lawsuits is costly and time- consuming, and the outcome of such lawsuits is uncertain. This is particularly true for our patents, since the courts often consider these technologies to involve unpredictable sciences. An adverse determination in litigation could result in narrowing of our scope of protection or the loss of our intellectual property, thereby allowing competitors to design around or make use of our intellectual property and sell our products in some or all markets. Thus, if any of our patents are invalidated or narrowed in litigation, we may not be able to exclude our competitors from using our key technologies.

Another risk regarding our ability to exclude competitors is that our issued patents or pending applications could be lost or narrowed if competitors with overlapping technologies provoke an interference proceeding (determination of first to invent) at the PTO. The defense and prosecution of interference proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Similarly, a third party may challenge the validity of one or more of our issued patents by presenting evidence of prior publications to the PTO and requesting reexamination of such patent(s). Thus, even if we are able to obtain patents that cover commercially significant innovations, one or more of our patents may be lost or substantially narrowed by the PTO through an interference or reexamination proceeding. Consequently, we may not be able to exclude our competitors from using our technologies.

Third party patents, or extensions of third party patents beyond their normal expiration dates, could prevent us from making, using or selling our preferred products and processes, or require us to take license(s), or require us to defend against claims of patent infringement.

We may have a limited opportunity to operate freely. Our commercial success will depend in part on our freedom to make, use and sell certain of our preferred drug products and processes. If third party patents have claims that cover any of these products or processes, then we will not be free to operate as described in our business plan, without invalidating or obtaining license(s) to such patents. We may not be successful in identifying and invalidating prior claims of invention. Similarly, a license may be unavailable or prohibitively expensive. In either case, we may have to redesign our products or processes. Such redesign efforts may take significant time and money, and such redesign efforts may fail to yield scientifically, clinically or commercially feasible options. If we are unable to develop products or processes that lie outside the scope of the third party’s patent claims, and we continue to operate, then we may be faced with claims of patent infringement, wherein the third party may seek to enjoin us from continuing to operate within our claim scope and seek monetary compensation for commercial damages resulting from our infringing activity.

The biotechnology and pharmaceutical industry has been characterized by extensive patent litigation and companies have employed intellectual property litigation to gain a competitive advantage.

The defense of patent infringement suits is costly and time-consuming and their outcome is uncertain. An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of our products or processes, then we may lack freedom to operate in accordance with our business plan. Among such patents are various patents owned by third parties that cover the manufacture, sale and use of various forms of FGF-1. If necessary, we believe we can avoid possible infringement of these patents by designing around them, obtaining licenses or delaying entry into certain markets, until expiration of the relevant patents. Nevertheless, there remains some risk arising from these patents.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the potential products may be eliminated or reduced.

The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for Cardio Vascu-Grow™ or its withdrawal from the market even if it had previously been approved;

•	injury to our reputation and significant media attention;

•	withdrawal of clinical trial volunteers;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.

We currently maintain product liability insurance specifically issued for the clinical trials in progress with coverage of $2,000,000. This coverage may not be sufficient to fully protect us against product liability claims. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

Competition and technological change may make our potential product and technology less attractive or obsolete.

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases Cardio Vascu-Grow™ targets. All potential competitors that we know about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions which may prevent or limit our product commercialization efforts.

Some of our competitors are established companies with greater financial, scientific, marketing and other resources than us. Other companies may succeed in developing products earlier than we do, obtaining FDA approval for products more rapidly than we do or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

Our common stock has a limited trading history, and we expect that the price of our common stock will fluctuate substantially.

Our common stock started trading on the Over-the-Counter Bulletin Board (OTCBB) on March 10, 2005. Prior to then there was no public market for shares of our common stock. An active public trading market may not develop following or, if developed, may not be sustained. The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may be affected by a number of factors, including:

•	regulatory or payor reimbursement developments in the United States or other countries;

•	product liability claims or other litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or comments by securities analysts;

•	developments in our industry;

•	the result of our clinical trials;

•	developments in patent or other proprietary rights;

•	general market conditions;

•	future sales of common stock by existing stockholders; and

•	public concern as to the safety of our drugs.

If any of the risks described in this Risk Factors section occurs, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits which, even if unsuccessful, would be costly to defend and a distraction to management.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. Approximately 20,304,350 shares of our common stock (either outstanding or issuable upon conversion of our convertible notes and convertible preferred stock) are available for resale under Rule 144. In addition, there will be approximately 30,630,000 and 69,498,300 additional shares of common stock eligible for sale beginning August 11, 2006 and February 11, 2006, respectively, upon the expiration of lock-up arrangements between certain of our stockholders and underwriters. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 80.98% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders. See Item 10. Directors and Executive Officers of the Registrant.

Anti-takeover provisions in Delaware law could discourage a takeover and may prevent or frustrate any attempt by stockholders to change the direction or our management.

We are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These provisions of the Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our company and could delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction could cause the market price of our common stock to decline. Such provisions also make it difficult for stockholders to change the direction or management of the company.

We have broad discretion in how we use the net proceeds from our recent initial public offering, and we may not use these proceeds effectively.

Our management will have broad discretion as to the application of the net proceeds of our recent public offering. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Moreover, our management may use the net proceeds for corporate purposes that may not increase our profitability or our market value.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give noteholders a right to rescind their purchases.

Commencing in 2001 and ending in August 2004, we sold three series of convertible notes each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. We made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the Securities and Exchange Commission. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. The right of rescission is essentially a moot issue for those few noteholders that did not elect to convert their notes to common stock (except to the extent that the interest due as a part of a rescission might exceed the interest due on a payoff of a convertible note). For those noteholders that elected to convert to common stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. If the sales to noteholders that have converted to common stock had to be rescinded, our total potential liability could be

$14,892,200 plus interest. That liability would extend for up to three years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were convertible at either $2.00 per share or $4.00 per share. Accordingly, the market price of our common stock would likely have to decrease by more than 50% from the $10 public offering price before a noteholder had a significant economic reason to pursue any potential rescission rights.

As of March 25, 2005, we have received notification from substantially all of our convertible note holders of their intent to convert their notes into our common stock.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our securities are quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Our common stock is quoted for trading on the OTC Bulletin Board. Our ability to have a liquid trading market develop for our common stock will be diminished if our common stock is not approved for quotation on a national exchange.

If our common stock becomes subject to the SEC’s penny stock rules, our stockholders may find it difficult to sell their stock.

If the trading price of our common stock was less than $5.00 per share, our common stock will become subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

ITEM 2.	PROPERTIES

Our headquarters and administrative offices are located in an aggregate 3,623 square foot facility in Henderson, Nevada, pursuant to a two-year sublease lease with two one-year extensions. This facility is adequate for anticipated future needs. We also have a working arrangement with our affiliated manufacturing partner,

Phage, to use their facility on an as-needed basis, paying only when space in the facility is utilized, with payment based on direct and indirect costs without a markup. The facility is located in the University Research Park, Irvine, CA, which is adjacent to the University of California, Irvine. This facility is adequate for our anticipated future research and development, as well as manufacturing, needs. We have guaranteed Phage’s obligations under its lease with the Regents of the University of California. The lease provides for monthly rent of approximately $35,500 plus shared building operating expenses through August 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is listed on the OTC Bulletin Board [symbol: CVBT.OB]. Our Common Stock did not trade during fiscal year 2004 but the following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the common stock as reported on the OTC Bulletin Board.

Period	High	Low
February 11, 2005—March 25, 2005	$15.20	$12.40

Approximate Number of Equity Security Holders

We have one class of common stock outstanding as of March 25, 2005; Common Stock with a par value of $0.001. As of March 25, 2005, there were approximately 361 holders of record of the Company’s Common Stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

Dividend Policy

Since our incorporation, we have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Convertible Notes (3 series)

(i) Series I. $17,000 of convertible notes in 2004. All placed in “offshore transactions” to non-“U.S. persons” as those terms are defined in Regulation S and/or to accredited investors in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. We engaged in no public advertising or general solicitation. Investors received disclosure of all aspects of the business and answers to questions posed. We believe the investors understood the risks of purchasing our securities. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. The sale was commenced on August 22, 2001 and completed in early January 2004. We used the proceeds of this placement primarily for the continuance of the regulatory approval process (including applicable clinical trials), to fund certain additional research studies, and for general operating expenses. For non-U.S. persons, technical compliance with Regulation S was not achieved as the conditions imposed by Rule 903(b)(3) were not complied with. However, none of the notes sold to non-U.S. persons have been transferred to “U.S. persons.” For any U.S. Person, technical compliance with Regulation D was not achieved.

(ii) Series II. $5,814,200 of convertible notes in 2004. All placed in “offshore transactions” to non-“U.S. persons” as those terms are defined in Regulation S and/or to accredited investors in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. We engaged in no public advertising or general solicitation and investors received disclosure of all aspects of the business and answers to questions posed. We believe the investors understood the risks of purchasing our securities. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. The sale was commenced on January 20, 2004 and completed in June 2004. We used the proceeds of this placement primarily for the continuance of the regulatory approval process (including applicable clinical trials), to fund certain additional research studies, and for general operating expenses. For non-U.S. persons, technical compliance with Regulation S was not achieved as the conditions imposed by Rule 903(b)(3) were not complied with. However, none of the notes sold to non-U.S. persons have been transferred. For any U.S. Person, technical compliance with Regulation D was not achieved.

(iii) Series IIa. $800,000 of convertible notes in 2004. These were all sold to accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. We engaged in no public advertising or general solicitation. Investors received disclosure of all aspects of our business and answers to all questions posed. We believe investors understood the risks of purchasing our securities. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and promissory notes issued in such transactions. The sale was commenced on June 1, 2004 and completed on August 27, 2004. We used the proceeds of this placement primarily for the continuance of the regulatory approval process (including applicable clinical trials), to fund certain additional research studies, and for general operating expenses.

Proceeds from Registered Securities

We filed our Registration Statement on Form S-1, File No. 333-119199, with the Securities and Exchange Commission on February 11, 2005 (the “Registration Statement”). We commenced the offering of common stock pursuant to the Registration Statement on February 11, 2005 (our Initial Public Offering (“IPO”)). The managing underwriter for our IPO was First Dunbar Securities Corporation. The net proceeds from the sale of 1,500,000 and 225,000 shares of Common Stock from our IPO and over-allotment was approximately $15,693,000. This amount takes into account our initial public offering price of $10 per share, and after deducting the underwriting discounts, expenses and commissions estimated at $1,681,875 and estimated offering expenses payable by us of $655,500.

We believe that the net proceeds of this offering, together with our currently available cash, and assuming full conversion of our convertible notes, will be adequate to meet our capital needs for at least 24 months after the offering is consummated.

ITEM 6.	SELECTED FINANCIAL DATA

We were incorporated in Delaware in March 1998 and commenced operations at that time. Since that time, our activities focused on raising capital and the development of our Cardio Vascu-Grow™ drug candidate. The following statements of operations data for the years ended December 31, 2002, 2003 and 2004 and balance sheet data as of December 31, 2003 and 2004 have been derived from our audited financial statements and the related notes, which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2002 have been derived from our audited financial statements and the related notes, which statements and notes are not included in this Form 10-K. The statement of operations data for the year ended December 31, 2000 and balance sheet data for the years ended December 31, 2000 and 2001 were derived from our unaudited financial statements, which do not appear in this Form 10-K. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included elsewhere in this Form 10-K, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2000 (Unaudited)	2001	2002	2003	2004
Statements of Operations Data:
Net sales	$—	$—	$—	$—	—
Cost of goods sold	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—
Operating expenses:
Research and development	875,797	1,086,783	822,157	750,138	2,543,530
Sales, general and administrative	1,362,201	557,732	364,801	920,477	2,337,014

Total operating expenses	2,237,998	1,644,515	1,186,958	1,670,615	4,880,544
Loss from operations	(2,237,998)	(1,644,515)	(1,186,958)	(1,670,615)	(4,880,544)
Other and interest income (expense), net	5,121	(20,439)	(141,502)	(658,133)	(3,132,935)

Net loss	$(2,232,877)	$(1,664,954)	$(1,328,460)	$(2,328,748)	$(8,013,479)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.02)	$(0.07)

Weighted-average shares used in computing net loss per common share, basic and diluted	110,040,100	110,099,029	110,190,100	110,190,100	110,575,005

	As of December 31,
	2000 (Unaudited)	2001 (Unaudited)	2002	2003	2004
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,281,432	$73,144	$22,564	$1,634,327	$4,615,583
Working capital (deficit)	$997,930	$(412,053)	$(871,262)	$1,231,388	1,618,139
Total assets	$1,289,237	$85,977	$114,147	$4,918,376	$6,710,278
Convertible promissory notes net of current portion	$—	$140,000	$1,085,000	$8,081,000	$8,615,999
Total stockholders’ equity (deficit)	$1,005,735	$(526,387)	$(1,867,679)	$(4,029,563)	$(5,382,665)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in the Item 1. Business section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on developing a new drug for the treatment of cardiovascular disease. We were established in 1998, as a Delaware corporation, to commercialize the results of clinical research in cardiovascular disease treatment performed by Dr. Thomas Stegmann in the mid-1990s. We have never generated revenues. We are a development-stage company and are still funding Phase I FDA clinical trials for our only current drug candidate, Cardio Vascu-Grow™.

Since our inception, we have generated significant losses. As of December 31, 2004, we had an accumulated deficit of $16,791,257. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues unless and until Cardio Vascu-Grow™ is approved by the FDA and we begin marketing it. We expect to continue to spend significant amounts on the development of Cardio Vascu-Grow™. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of Cardio Vascu-Grow™ and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

We have a limited history of operations. Through December 31, 2004, we have funded our operations primarily through the private placement of convertible preferred stock, common stock and convertible notes. Our operating activities have fluctuated based on our ability to raise capital to fund our operations.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We classify our research and development into two major classifications, pre-clinical and clinical. Preclinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA Investigational New Drug (IND) submissions, the FDA trials, and the FDA approval process for commercialization. Research and development expenses represent costs incurred for preclinical and clinical activities. We outsource our clinical trials and our manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

From our inception through December 31, 2004, our primary research and development activity has been the testing of Cardio Vascu-Grow™ in animals and in a “No-Option” heart patient population. We are currently in an FDA trial designed to provide evidence for both safety and dosage levels. We have engaged Clinical Cardiovascular Research, L.L.C. (C2R) to manage this authorized FDA clinical trial. During the year ended December 31, 2004, we began preclinical activities for the use of Cardio Vascu-Grow™ for the possible treatment of stroke and for peripheral vascular disease in legs, and wound healing. Additionally, in 2003, we began the preclinical activities to develop a catheter delivery system to the human heart for Cardio Vascu-Grow™. We have outsourced these preclinical activities to independent research or design firms.

Our research and development expenses incurred through December 31, 2004 were expenses related primarily to the development of Cardio Vascu-Grow™ for the “no-option” patient population. We expect to incur additional research and development expenses of approximately $8,000,000 relating to Cardio Vascu-Grow™ for the “no-option” patient population prior to its anticipated commercial launch in the United States. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for our preclinical activities as these amounts are subject to the outcome of current preclinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through December 31, 2004 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing the company to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals and we expect these expenses to be material.

We have not generated taxable income to date. At December 31, 2004, net operating losses available to offset future taxable income for federal income tax purposes were approximately $13,055,000. If not utilized, federal net operating loss carry forwards will expire through 2019. To date, we have not recognized the potential tax benefit of our net operating losses on our balance sheets or statements of operations. The future utilization of our net operating loss carry forwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We will incur changes in ownership from both our initial public offering and from the conversion of our convertible preferred stock and convertible notes payable, which may result in limitations to our net operating loss carry forwards.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to these estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our financial statements appearing at the end of this Form 10-K, we believe that the following accounting policies relating to stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

Stock Based Compensation. We account for stock option grants to employees using the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (See Note 8 to our financial statements). In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since we have not issued stock options to employees from March 11, 1998 (inception) to December 31, 2003, the adoption of SFAS No. 148 has had no impact to our financial position or results of operations through that point in time. We issued stock options to employees in the year ended December 31, 2004 and recorded expense associated with the issuance of the options of $57,792. We anticipate granting options in the future to attract and retain independent board members and others.

We account for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123 an EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair market value of such option and warrant grants is determined using the Black-Scholes option-pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached. The Black Scholes model is affected by our estimates of the life of the option or warrant, the volatility of our stock price, and the effective interest rate on the date of grant. Changes or differences in the assumptions in the estimates could result in significant differences in the amounts recorded.

Research and Development Costs. We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred.

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to our formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2004, we have accumulated a deficit of $16,791,257. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future; that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Results of Operations

Years Ended December 31, 2004 and 2003

Our activities during fiscal 2004 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 239% from $750,138 to $2,543,530 for the years ended December 31, 2003 and 2004 respectively. We began our Phase l FDA clinical trial with our first patient in December 2003. The trial has continued through 2004. This increase of $1,793,392 is due primarily to clinical costs for the FDA Phase I clinical trial of $562,210 and patient recruiting costs $425,232 for this trial and preclinical costs for an animal study for stroke of $20,000. Additionally, we incurred increased consulting fees of $169,716 for market research for potential new uses for Cardio Vascu-Grow™ and an increase of $260,000 in consulting fees to our Chief Clinical Officer, Dr. Thomas Stegmann, which fees began in the fourth quarter of 2003.

General and administrative expenses increased 154% from $920,477 to $2,337,014 for the years ended December 31, 2003 and 2004, respectively. The increase resulted from an increase in our administrative costs supporting the increased activity in research and development and in building necessary personnel and administrative infrastructure of $783,486. Marketing and travel increased $326,387 as we resumed our marketing activities. We had severely curtailed these activities in 2001 due to decreased availability of financing resulting from the September 11, 2001 attack on the World Trade Center in New York City and did not resume these activities to the previous level until 2004. Additionally, we incurred $317,112 of professional fees to lawyers and auditors that were not incurred in 2003 associated with preparing the company to be a public company. Interest income increased from $14,000 in fiscal 2003 to $34,062 for the years ended December 31, 2003 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during 2004. Interest expense was $672,133 and $3,151,997 the years ended December 31, 2003 and 2004, respectively, an increase of 368%, resulting from increased debt related costs for interest, amortization of deferred financing costs and amortization of the beneficial conversion all on our convertible notes financings.

Year ended December 31, 2003 and 2002

Our activities in 2003 consisted almost entirely of research and development and general corporate activities to support our research and development. Research and development expenses decreased 9% from $822,157 in 2002 to $750,138 in 2003 primarily due to the decrease in both clinical and preclinical trial activities as we awaited sufficient funding to proceed with the approved Phase l FDA trial, which we began in December of 2003.

General and administrative expenses increased 252% from $364,801 in 2002 to $920,477 in 2003. The increase resulted from increased management and personnel expenses associated with building necessary administrative infrastructure and legal fees associated with improving our patent protection. Interest income was $14,000 in 2003. We had no interest income in 2002. This was a result of a higher level of cash and marketable securities available for investment during 2003. Interest expense increased 375% to $672,133 in 2003 from $141,502 in 2002, resulting from increased debt expense related to interest on our convertible notes and amortization of deferred debt financing costs.

Year ended December 31, 2002 and 2001

Our activities in 2002 and 2001 consisted almost entirely of research and development and general and administration activities to support our research and development. Our business activities were reduced in 2002 due to decreased availability of financing resulting from the September 11, 2001 attack on the World Trade Center in New York City and its impact on the financial markets. Research and development expenses were $1,086,783 in 2001 and decreased 24% to $822,157 in 2002, resulting from preclinical efficacy and toxicity animal studies for Cardio Vascu-Grow™ that we began in 2001 and concluded in 2002. We expended $1,017,710 on these studies in 2001 and only $466,589 to complete the studies in 2002. Additionally, in 2002 we expended $256,667 on preparing for the Phase l FDA trials that was not incurred in 2001.

General and administrative expenses decreased 35% from $557,732 in 2001 to $364,801 in 2002 due primarily to decreases in traveling and marketing the company, due to decreased availability of financing. Interest income was $3,313 in 2001 and $0 in 2002 resulting from less cash on hand for investment in 2002. Interest expense was $141,502 in 2002 and $17,152 in 2001 resulting primarily from increased debt expense related to interest on our convertible notes and amortization of deferred debt financing costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2004, we have financed our operations through the private sale of our capital stock and our convertible notes. Through December 31, 2004, we have received net proceeds of approximately $17,290,818 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable. The table below summarizes our sales of equity securities and convertible notes through December 31, 2004.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	4,973,958
Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	753,667

Total net proceeds for issuance of our convertible notes payable	12,866,418

Total net proceeds from financings through December 31, 2004	$17,290,818

During the first quarter of 2005 we closed our initial public offering and the underwriter’s over allotment for net proceeds to us of $15,693,000.

As of December 31, 2004, we had $4,615,583 in cash, cash equivalents and short-term investments. We believe that our available cash and cash equivalents and the net proceeds from our initial public offering in the first quarter 2005 of $15,693,000 will be sufficient to fund anticipated levels of operations through at least the end of 2006 if the assumed conversion of our convertible notes occurs. We are currently processing conversions of convertible notes and believe that nearly all, if not all, of the notes will be converted.

As of March 25, 2005, we have received notification from substantially all of our convertible note holders of their intent to convert their notes into common stock. As a result, we believe our maximum cash payout liability is less than $100,000.

We had no material capital expenditures during 2004.

Income Taxes

As of December 31, 2004, we had net operating loss carry forwards for federal income taxes of approximately $13,055,000. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure resulting from our initial public offering and from the conversion of our convertible preferred stock and convertible notes. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2004, we had deferred tax assets representing the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Year ended December 31, 2004 and 2003

For the year ended December 31, 2004, our operating activities consumed cash of $4,126,757, an increase of $2,023,302 over the year ended December 31, 2003. Our activity level in 2004 increased dramatically over the level of activity in 2003 in both our research and development activities and our general and administrative activities because we were able to raise cash through the sale of convertible notes. This liquidity allowed us to proceed with the FDA Phase l trial, add needed administrative capability and personnel, resume our marketing activities, and move forward with the preparation of the company to be a public company.

Purchase of short term investments consumed $85,362 of cash combined with $32,418 of capital expenditures for property and equipment, resulting in $117,780 of cash consumed in investing activities for the period ended December 31, 2004, which was an increase of $121,511 over the year ended December 31, 2003.

Financing activities generated $7,140,431 of cash during the year ended December 31, 2004, an increase of $3,715,218 over the year ended December 31, 2003. This increase is primarily related to the collection of all subscriptions receivable in 2004 of $2,042,099 and proceeds from notes payable issued $6,631,200.

Year ended December 31, 2003 and 2002

For the year ended December 31, 2003, our operating activities consumed $2,103,455 of cash, an increase of $938,541 over 2002. Our activity level in the latter half of 2003 increased over 2002 as we were able to raise cash through the placement of our convertible notes. We did not realize an increase in activity in research and development due to the lead time to getting the FDA Phase l trial started. We injected the first patient in December 2003. However, we did increase our general and administrative activity significantly. We increased our management and personnel expenditures associated with building necessary administrative infrastructure and legal fees on improving our patent positions.

Financing activities generated $3,715,218 of cash during the year ended December 31, 2003, primarily relating to $7,176,000 of proceeds from issuance of convertible notes less cash paid for deferred debt financing of $1,067,000 and less cash consumed by an increase in subscription receivable of $2,042,099. The cash from financing activities was an increase over 2002 of $2,600,884 due primarily to the return of the capital markets following the tightening of those markets post September 11, 2001 and, therefore, our ability to raise capital.

Year ended December 31, 2002 and 2001

For the year ended December 31, 2002, our operating activities consumed cash of $1,164,914, a decrease of $449,394 from 2001. The impact on the capital markets of the attack on the World Trade Center on September 11, 2001 made it very difficult for us to raise the capital necessary to pay for our planned FDA Phase l trials. Accordingly, we cut back on our expenditures for research and development activities and general and administrative activities. Specifically, in 2002 we only completed preclinical studies that had been started in 2001 and did not initiate any new studies, and we eliminated nearly all of our marketing efforts.

Financing activities generated $1,114,334 of cash during the year ended December 31, 2002, primarily relating to the proceeds from issuance in late 2002 of convertible notes less cash paid for deferred debt financing costs.

Funding Requirements

Over the next 12 months, we expect to devote substantial resources to continue our research and development efforts and to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of Cardio Vascu-Grow™. Our funding requirements will depend on numerous factors, including:

•	the scope and results of our clinical trials;

•	advancement of other uses for our product candidate into development;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of such litigation; our ability to establish, enforce and maintain collaborative arrangements and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of our potential products.

We do not expect to generate significant additional funds unless and until we obtain marketing approval for, and begin selling, Cardio Vascu-Grow™. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch Cardio Vascu-Grow™;

•	the success of our other preclinical and clinical development programs; and

•	the receptivity of the capital markets to financings by biotechnology companies.

While, based on historical as well as budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements, and do not expect to need to raise additional funds in the near future, if our existing resources and the proceeds of our initial public offering prove to be insufficient to satisfy our liquidity requirements, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of December 31, 2004:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$10,361,000	1,035,000	$9,326,000	—	—
Operating lease obligations(2)	—	—	—	—	—

(1)	This represents our convertible notes payable at December 31, 2004. As of March 25, 2005, we have received notification from substantially all of our convertible note holders of their intent to convert their notes into our common stock. As a result, we believe our maximum cash payout liability is less than $100,000.
(2)	On April 27, 2004, we assumed the remainder of a non-cancelable operating lease agreement for office space in Henderson, Nevada, that requires monthly payments of $5,882 and expires in October 2005. We have two one-year options to renew the lease. On May 1, 2004, we paid a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants.

Our major outstanding contractual obligations are summarized as follows:

We entered into an agreement with Phage, our affiliate, in which we agreed to jointly own and license from one another the right to use certain patents including the patents related to Cardio Vascu-Grow™. As a part of that agreement, (a) Phage has agreed to provide product and support services for our preclinical and clinical trials at a price equal to Phage’s direct and indirect cost of services provided, and (b) at our election, we are obligated to either (i) pay to Phage ten percent of our net sales for Cardio Vascu-Grow™ manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our net sales price of Cardio Vascu-Grow™ which Phage does not manufacture for us. This agreement expires on the last to expire of the patent rights covered including extensions.

We have entered into an agreement with Phage and Cardio Phage International, Inc. (“CPI”), an affiliate, pursuant to which CPI will act as distributor for the products of both Phage and us in locations throughout the world other than North America, Europe, Japan, China and the Republic of Korea. Pursuant to that agreement, CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and certain indirect costs.

In August 2004, we guaranteed Phage’s obligations under its lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period September 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses.

On October 24, 2001, we entered into a service agreement with a clinical research organization, Clinical Cardiovascular Research, L.L.C. (“C2R”). C2R is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. C2R will assist us with the FDA approval process for its drug. C2R’s fees are based on negotiated rates for services plus expenses.

We have signed a royalty agreement with Dr. Stegmann which provides him with a one percent royalty on net revenue from the sale of our Cardio Vascu-Grow™ product, if any, through December 31, 2013, measured quarterly and payable 90 days after quarter end.

On December 15, 2000, we entered into an agreement with Korea Biotechnology Development Co., Ltd. (“KBDC”) for the manufacture and distribution of our products in certain areas of Asia. As a part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent of net revenues from sales in its Asian territories.

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. The expected cost for the first prototype will be approximately $70,000.

We have entered into three different agreements with DaVinci Biomedical Research Products, the first dated July 13, 2001, the second dated February 15, 2004 and the third dated March 11, 2004 for the testing of the effects of the Cardio Vascu-Grow™ injected directly into the hearts, brains and legs of animals, respectively. The heart study was used to evaluate the toxicity that may occur following the injection of Cardio Vascu-Grow™ directly into the injured and non-injured hearts of animals. The brain study will be used to determine if the areas surrounding damaged areas in the brain following a stroke can be restored if an increased blood supply can be provided. The leg study will test whether experimentally induced muscle damage, similar to that suffered in cases of peripheral vascular disease, can be successfully treated by inducing new blood vessel growth. The cost of the heart study was approximately $400,000. The leg and brain study will each cost approximately $87,000.

Off-Balance Sheet Transactions

At December 31, 2002, 2003 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the course of business, we have a contractual guarantee of an operating lease. However, this guarantee is limited and does not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on our financial statements.

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. We do not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our Company’s stock-based compensation expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. The effective duration of our portfolio is less than three months and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments. We currently do not have any derivative instruments.

Most of our transactions are conducted in United States dollars, although we do have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in United States dollars. If the exchange rate changed by ten percent, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Not applicable.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2005, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of this Annual Report on Form 10-K with respect to compensation paid to our Chief Executive Officer and other current executive officers is incorporated by reference from the information contained in the section captioned “Executive Compensation and Related Information” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2005, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of this Annual Report on Form 10-K with respect to beneficial ownership of our Common Stock is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2005, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of this Annual Report on Form 10-K with respect to certain relationships and related transactions is incorporated by reference from the information contained in the section captioned “Related Party Transactions” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2005, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of this Annual Report on Form 10-K with respect to our principal accountants is incorporated by reference from the information contained in the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2005, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets for the years ended December 31, 2003 and 2004

Statements of Operations for the years ended December 31, 2002, 2003 and 2004

Statements of Stockholders’ Deficit for the period from March 11, 1998 (inception) to December 31, 2004

Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

Notes to Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form:

Not applicable.

All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Financial Statements or the notes thereto.

3.	Exhibits:

The exhibits listed on the accompanying index to exhibits immediately follow the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cardiovascular BioTherapeutics, Inc.

(formerly Cardiovascular Genetic Engineering, Inc.)

(A Development Stage Company)

We have audited the balance sheets of Cardiovascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) (the “Company”) as of December 31, 2003 and 2004, and the related statements of operations, stockholders’ deficit and cash flows, for each of the three years in the period ended December 31, 2004 and the period from March 11, 1998 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiovascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 and the period from March 11, 1998 (date of inception) to December 31, 2004, in conformity with United States generally accepted accounting principles.

/s/    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 3, 2005

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2003 and 2004

	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$1,634,327	$4,530,221
Short-term investments	—	85,362
Prepaid assets	464,000	479,500

Total current assets	2,098,327	5,095,083
Property and equipment, net	—	30,119
Subscriptions receivable on convertible notes payable due through a related party	2,042,099	—
Deferred offering costs	—	866,512
Deferred debt financing costs, net	762,950	712,664
Other assets	15,000	5,900

	$4,918,376	$6,710,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of convertible notes payable	$180,000	$1,035,000
Accrued interest payable	305,562	1,187,870
Due to affiliates	208,945	522,719
Accounts payable	168,278	713,280
Accrued payroll and payroll taxes	4,154	18,075

Total current liabilities	866,939	3,476,944
Convertible notes payable, net of current portion and net of debt discount of $0 and $1,745,001	8,081,000	8,615,999

Total liabilities	8,947,939	12,092,943

Commitments and contingencies

Stockholders’ deficit
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; 51,350 shares and 23,250 shares outstanding at 2003 and 2004, respectively	51	23
Common stock, $0.001 par value; 200,000,000 shares authorized, 110,190,100 shares issued and outstanding in 2003 and 112,649,650 issued and outstanding in 2004	110,190	112,650
Committed common stock	—	2,000
Additional paid-in capital	4,637,974	11,293,919
Deficit accumulated during the development stage	(8,777,778)	(16,791,257)

Total stockholders’ deficit	(4,029,563)	(5,382,665)

Total liabilities and stockholders’ deficit	$4,918,376	$6,710,278

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2004
	2002	2003	2004
Operating expenses
Research and development (including amounts with related parties of $355,161, $282,470, $439,936 and $1,903,226, respectively (Notes 2 and 6))	$822,157	$750,138	$2,543,530	$6,386,888
Selling, general and administrative (including amounts with related parties of $432,694, $1,341,954, $ 467,502 and $4,667,142, respectively (Notes 2 and 6))	364,801	920,477	2,337,014	6,550,631

Total operating expenses	1,186,958	1,670,615	4,880,544	12,937,519

Operating loss	(1,186,958)	(1,670,615)	(4,880,544)	(12,937,519)

Other income (expenses)
Interest income	—	14,000	34,062	62,374
Interest expense	(141,502)	(672,133)	(3,151,997)	(3,895,858)
Other expenses	—	—	—	(5,254)
Equity in loss of unconsolidated investee			(15,000)	(15,000)

Net other expenses	(141,502)	(658,133)	(3,132,935)	(3,853,738)

Net loss	$(1,328,460)	$(2,328,748)	$(8,013,479)	$(16,791,257)

Loss per share
Basic loss per share	$(0.01)	$(0.02)	$(0.07)
Diluted loss per share	$(0.01)	$(0.02)	$(0.07)
Shares used to calculate loss per share
Basic	110,190,100	110,190,100	110,575,005
Diluted	110,190,100	110,190,100	110,575,005

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

	Date	Price Per Equity Unit	Preferred Stock Convertible		Common Stock		Committed Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001	—	—	93,050,000	93,050	67	(92,186)	—	931
Issuance of common stock for cash	7/9/1998	0.10	—	—	300,000	300	—	29,700	—	30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53	—	—	—	520,347	—	520,400
Net loss			—	—	—	—	—	—	(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)
Issuance of common stock to founders	(2)	$0.001	—	—	4,580,000	4,580	(46)	(4,488)	—	46
Issuance of common stock for cash	6/25/1999	0.30	—	—	66,800	67	—	19,933	—	20,000
Issuance of common stock for cash	6/25/1999	0.30	—	—	100,000	100	—	29,900	—	30,000
Issuance of common stock for cash	10/5/1999	0.30	—	—	340,000	340	—	101,660	—	102,000
Issuance of stock options for services			—	—	—	—	—	82,293	—	82,293
Net loss			—	—	—	—	—	—	(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)
Issuance of common stock to founders	(3)	0.001	—	—	2,120,000	2,120	(21)	(2,078)	—	21
Issuance of common stock for cash	12/21/2000	0.4117	—	—	8,750,000	8,750	—	3,593,250	—	3,602,000
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150	—	(148)	—	—
Issuance of common stock for services	(5)		—	—	583,300	583	—	(583)	—	—
Issuance of stock options for services			—	—	—	—	—	73,660	—	73,660
Net loss			—	—	—	—	—	—	(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735
Issuance of common stock for cash	8/10/2001	0.80	—	—	150,000	150	—	119,850	—	120,000
Net loss			—	—	—	—	—	—	(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)
Net loss			—	—	—	—	—	—	(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)
Issuance of stock options for services			—	—	—	—	—	47,120	—	47,120
Issuance of warrants for services			—	—	—	—	—	119,744	—	119,744
Net loss			—	—	—	—	—	—	(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)
Issuance of common stock for:
Conversion of convertible notes	(6)		—	—	1,649,550	1,650	—	4,529,550	—	4,531,200
Conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)	—	—
Interest on benefit conversion feature			—	—	—	—	—	2,050,000	—	2,050,000
Issuance of stock options for services			—	—	—	—	—	79,177	—	79,177
Net loss			—	—	—	—	—	—	(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	$23	112,649,650	$112,650	$2,000	$11,293,919	$(16,791,257)	$(5,382,665)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2004
	2002	2003	2004
Cash flows from operating activities
Net loss (including amounts with related parties of $787,855, $1,624,424, $907,437 and $6,570,367, respectively (Notes 2 and 6))	$(1,328,460)	$(2,328,748)	$(8,013,479)	$(16,791,257)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	—	—	2,299	8,325
Amortization of beneficial conversion feature	—	—	1,339,999	1,339,999
Amortization of deferred debt financing costs	20,750	392,633	1,030,417	1,423,051
Stock options issued for services rendered	—	47,120	79,176	282,250
Warrants issued for services rendered	—	119,744	—	119,744
Equity in loss of unconsolidated investee			15,000	15,000
(Increase) decrease in
Prepaid expenses	(3,000)	(461,000)	(15,500)	(479,500)
Other assets	—	(15,000)	(5,900)	(20,900)
Increase (decrease) in
Accounts payable	(53,795)	48,472	545,002	714,276
Accrued payroll and payroll taxes	48,487	(45,164)	13,921	18,075
Accrued interest	54,604	248,988	882,308	1,187,870
Commissions payable	96,500	(110,500)	—	—

Net cash used in operating activities (including amounts with related parties of $787,855, $1,624,424, $907,437 and $6,570,367, respectively (Notes 2 and 6))	(1,164,914)	(2,103,455)	(4,126,757)	(12,183,067)

Cash flows from investing activities
Purchase of short term investment	—	—	(85,362)	(85,362)
Proceeds from sale of short term investments	8,565	3,731	—	(6,026)
Purchase of property and equipment	—	—	(32,418)	(32,418)

Net cash provided by (used in) investing activities (including amounts with related parties of $0, $0, $0 and $0, respectively (Notes 2 and 6))	8,565	3,731	(117,780)	(123,806)

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2004
	2002	2003	2004
Cash flows from financing activities
Proceeds from sale of common stock	—	—	—	3,904,000
Proceeds from sale of preferred stock	—	—	—	520,400
Proceeds from issuance of notes payables	945,000	7,176,000	5,831,200	14,092,200
Deferred debt financing cost	(96,500)	(1,067,000)	(980,130)	(2,135,713)
Proceeds from notes payable issued under Reg D	—	—	800,000	800,000
Cash paid for deferred offering costs	—	—	(866,512)	(866,512)
Due to net increase (decrease) in affiliates	265,834	(351,683)	313,774	522,719
Subscription receivable	—	(2,042,099)	2,042,099	—

Net cash provided by financing activities (including amounts with related parties of $169,334, $(1,418,683), $(666,356) and $(1,612,994), respectively (Notes 2 and 6))	1,114,334	3,715,218	7,140,431	16,837,094

Net increase (decrease) in cash and cash equivalents	(42,015)	1,615,494	2,895,894	4,530,221
Cash and cash equivalents, beginning of year	60,848	18,833	1,634,327	—

Cash and cash equivalents, end of year	$18,833	$1,634,327	$4,530,221	$4,530,221

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$—	$4,350

Income taxes paid	$800	$800	$800	$5,600

Supplemental Disclosure of Non-Cash Financing Activities

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, the Company issued 0, 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, the Company issued 0, 0, 0 and 583,300 shares of post-split adjusted common stock for services, respectively.

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (Inception) to December 31, 2004, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and IIa in the amount of $0, $0, $2,050,000 and $2,050,000, respectively.

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, 0, 0, 28,100 and 29,600 shares of convertible preferred stock were converted into 0, 0, 810,000 and 960,000 shares of common stock, respectively, and 2,000,000 shares of committed common stock.

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, 0, 0, $4,531,200 and $4,531,200 of convertible notes payable were converted into 0, 0, 1,649,550 and 1,649,550 shares of common stock, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

1. Description of Business

Cardiovascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (“Cardio”) or (the “Company”) is a development stage biopharmaceutical company, which is focused on developing and marketing a protein drug to be used in the treatment of coronary artery disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as Cardiovascular Genetic Engineering, Inc. and in February 2004, changed its name to Cardiovascular BioTherapeutics, Inc. Since then, it has been engaged in research and development activities associated with bringing its products to the market.

2. Transactions and Contractual Relationships with Affiliated Entities

Cardio is a member of an affiliated group, through common management, which includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International (“CPI”), Sribna Culya Biopharmaceuticals Inc. (“Sribna”), Proteomics Biopharmaceuticals Technologies Inc. (“Proteomics”), Zhittya Stem Cell Medical Research Company Inc. (“Zhittya”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the (“affiliates”). The common management of Cardio and Phage spend an estimated 40% of their time with each Company and the remaining balance to other interests.

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Mr. Jacobs will join Cardio’s board of directors. In addition, Alexander G. Montano, one of the Company’s current board members and the son of Daniel C. Montano, is also a board member of Phage. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure.

The following are the business activities performed by each affiliate:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the company’s officers and directors control 41.2% and the company controls 4.56% of the common stock of Phage;

•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than North America, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own 45% of CPI and each is able to appoint 45% of CPI’s directors;

•	Sribna was developing a treatment for cancer utilizing cancer cell apotise;

•	Proteomics was developing a non-injection method for medical protein;

•	Zhittya was researching adult stem cells; and

•	Qure was developing commercial medical applications.

During the period from 1999 through 2001, the Company entered into transactions with these entities affiliated with the Company’s CEO (Proteomics, Zhittya, Qure and Sribna). These companies paid expenses on behalf of the Company aggregating $187,600. That amount was repaid without interest. These entities are all currently inactive. Additionally, Qure owns 630,000 shares of common stock of the Company.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

License Agreement

Cardio has a Joint Patent Ownership and License Agreement with Phage. Under that agreement, Cardio and Phage, respectively, own an undivided one half interest in the U.S. and foreign patent rights necessary to develop and commercialize Cardio Vascu-Grow™; and Phage agrees to provide certain technical development services to Cardio and to manufacture Cardio Vascu-Grow™ for Cardio’s clinical trials at cost. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. As a part of this agreement, Cardio is obligated, at their option, to either (i) pay to Phage ten percent of our net sales for Cardio Vascu-Grow™ manufactured for Cardio by Phage or (ii) pay to Phage a six percent royalty based on Cardio’s net sales price of Cardio Vascu-Grow™ which Phage does not manufacture for Cardio. This agreement expires on the last to expire of the patent rights covered including extensions.

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of December 31, 2004, Cardio had cash and cash equivalents of $4,530,221 indicating that the Company has sufficient funds to be a viable entity on an on ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials, and may manufacture it for subsequent commercial production of the drug. Phage has three drugs which have been approved by the FDA to be administered to humans, in clinical trials indicating Phage is capable of manufacturing drug products to acceptable standards. As of December 31, 2004, Phage had approximately $4,000,000 in cash and management believes it to be adequately capitalized to meet its foreseeable needs for additional drug development.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the years ended December 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004 payments to Phage relating to such services were $94,286, $113,245, $181,936 and $984,953, respectively.

Administrative Support

As of December 31, 2002, 2003 and 2004, Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the years ended December 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004 were $135,892, $64,954, $181,348 and $751,537, respectively.

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with Cardio Phage International Inc., a Bahamian company (“CPI”), to handle future distribution of Cardio Vascu-Grow™ and any other products licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (as defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to Cardio only the Republic of Korea, the Republic of China and Taiwan. Phage

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

and Cardio each own 45% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

The Company’s 45% interest in Cardio Phage International (CPI), is being accounted for on the equity method. The Company’s statement of operations includes a loss of $15,000, which represents the Company’s equity in loss on its investment in CPI. The loss reduced the Company’s investment in CPI to zero and, as a consequence, the Company’s future financial results will not be negatively affected by CPI’s ongoing operations. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI’s obligations. There is no material difference between our carrying value for CPI and underlying equity in CPI’s net assets. There is no quoted market price for CPI’s shares.

Royalty Agreement

Cardio has entered into an agreement with Dr. Stegmann, one of the Company’s directors and Chief Clinical Officer, whereby Cardio will pay Dr. Stegmann a royalty of one percent of the Company’s net revenue (as defined) from commercial sales of Cardio Vascu-Grow™ in exchange for rights granted to Cardio to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. Cardio has made no payments to Dr. Stegmann under this agreement.

Asia Distribution Agreement

On December 15, 2000, the Company entered into an agreement with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize Cardio’s future products. Cardio transferred to KBDC the rights to manufacture and sell its products for 99-years in all of Korea, China, and Taiwan. In exchange, KBDC arranged the purchase of 8,750,000 shares of Cardio’s common stock for $3,602,000. KBDC agreed to fund all of the regulatory approval process in Korea for any products of Cardio. In addition, KBDC agreed to pay a royalty of 10% of net revenues to Cardio. The royalties will be paid for the life of the agreement. Daniel C. Montano, the Company’s chairman, owns 17% of KBDC and is a former member of the Board of Directors. KBDC invested $200,000 in each of Sribna, Proteomics and Zhittya and invested $60,000 in CPI.

3. Summary of Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2004, the Company has accumulated a deficit of $16,791,257. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future; that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

Stock Split

In February 2004, the Board of Directors approved, with the approval of the shareholders, a forward 100-to-1 common stock split. The accompanying financial statements and notes to the financial statements have been retrospectively restated to reflect this split.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to compensation expense for options, warrants, and common stock issued for services.

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Short Term Investments

Short-term investments generally mature between three months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2003 and 2004, the short term investments were $0 and $85,362, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful life of the related asset, which management believes is 3 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized.

Subscriptions Receivable on Convertible Notes Payable

Subscriptions receivable at December 31, 2003 and 2004 consisted of amounts due from a related party from the sale of the Company’s convertible notes payable with a face value, net of commissions, $2,042,099 and $0, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

Research and Development Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. Research and development costs are charged to operations as incurred. Research and development costs consist of expenses incurred by third party consultants, contractors, and suppliers in support of preclinical research and FDA clinical trials.

The Company has prepaid a portion of the Phase I FDA trial to C2R (Note 4). Such amount is included in prepaid expenses in the accompanying balance sheet. This amount will be offset against the final invoices from C2R for this FDA trial and expensed.

Nonmonetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent are amortized over the term of the convertible notes payable.

Concentrations of Credit Risk

The Company places its cash/cash equivalent with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2003 and 2004, uninsured portions of cash amounted to $1,534,327 and $4,310,222, respectively.

Loss per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2002, 2003 and 2004, since their effect would have been anti-dilutive:

	December
	2002	2003	2004
Convertible preferred stock	5,135,000	5,135,000	2,325,000
Stock options	2,600,000	2,690,000	2,755,000
Warrants	1,033,330	1,233,330	1,233,330
Convertible notes payable	542,500	4,130,500	4,143,000

Deferred Offering Costs

Costs incurred in connection with an anticipated equity offering under a letter of intent are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the funding. As of December 31, 2003 and 2004, the Company capitalized deferred offering costs in the amount of $0 and $866,512, respectively. These amounts are included in deferred offering costs on the balance sheet. If the offering related to the cost is terminated, all amounts will be charged to operations in the period of the termination.

Convertible Notes Payable with Non-Detachable Conversion Feature

The Company accounts for convertible notes payable with a non-detachable conversion feature, at the commitment date, in accordance with EITF Issue No. 98-5, “Accounting for securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. As of December 31, 2003, no convertible notes issued were issued with beneficial conversion features. As of December 31, 2004, the Company issued $2,050,000 of convertible notes payable Series II and IIa with beneficial conversion features (see Note 7).

Stock-Based Compensation

The Company accounts for stock option grants to employees using the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (see Note 8). In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since the Company has historically followed the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. However, the Company’s financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option-pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached (see Note 8).

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

Recently Issued Accounting Pronouncement

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the course of business, the Company has a contractual guarantee in the form of an operating lease. However, this guarantee is limited and does not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company’s financial statements.

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04- 2,” Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,” Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,” Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our Company’s stock-based compensation expense.

4. Prepaid Assets

Prepaid assets at December 31, 2003 and 2004, consisted of the following:

	December 31,
	2003	2004
Prepaid clinical trial expenses(a)	$414,000	$400,000
Prepaid legal fees	50,000	62,500
Prepaid audit fees	—	10,000
Prepaid other	—	7,000

Total	$464,000	$479,500

(a)	Prepaid clinical trial expense is related to advance payments the Company made for its Phase I trial of Cardio Vascu-Grow™ to C2R (see Note 11). The Company will expense this amount against the final billings for the Phase I trial progresses.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

5. Property and Equipment

Property and equipment at December 31, 2003 and 2004, consisted of the following:

	December 31,
	2003	2004
Furniture, fixtures, and equipment	$—	$32,418
Less accumulated depreciation	—	(2,299)

Total	$—	$30,119

Depreciation expense for the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004 were $0, $0, $2,299 and $8,325, respectively.

6. Due to Affiliates

Due to affiliates at December 31, 2003 and 2004, consisted of the following:

	December
	2003	2004
Phage(a)	$86,163	$522,719
GHL(b)	30,000	—
Qure(b)	92,782	—

Total	$208,945	$522,719

(a)	Unsecured amounts payable to an affiliated party, interest payable at 7% per annum, and due on demand.
(b)	Unsecured amounts due to a related party, non-interest bearing, and due on demand.

At December 31, 2003 and 2004, the Company incurred technical development costs due to Phage pursuant to the License Agreement (Note 2). The balances due to Phage represent unpaid amounts by the Company to Phage at December 31, 2003 and 2004 for these technical development services. The amounts due to Qure and GHL represent unpaid borrowings from these entities.

Interest expense related to due to affiliates for the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004 were $28,868, $30,512, $ 29,987 and $103,274, respectively.

7. Convertible Notes Payable

The Company issued convertible debt, as summarized below, payable to various individuals. As of December 31, 2003 and 2004, the Company issued Series I, Series II and Series IIa convertible promissory notes.

Series I Convertible Promissory Notes

The Series I Convertible Promissory Notes are payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30-days after the successful completion of the Company’s initial public offering. The notes are convertible at the option of the holder into the Company’s common stock. Interest at 7%

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

per annum, compounded annually, will be payable within 30-days of when the notes payable are due or converted into shares of the Company’s common stock. The conversion price for each share will equal $2 per share, provided however, if the purchase price of shares at the completion of the initial public offering is less than $4 per share, the conversion price will be adjusted to equal 50% of the initial public offering price.

Series II Convertible Promissory Notes

The Series II Convertible Promissory Notes are payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30-days after the successful completion of the Company’s initial public offering. The notes are convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, will be payable within 30-days of when the notes payable are due or converted into shares of the Company’s common stock. The conversion price for each share will equal $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering is less than $8 per share, the conversion price will be adjusted to equal 50% of the initial public offering price.

Series IIa Convertible Promissory Notes

In July 2004, the Company sold $800,000 of convertible notes payable series IIa. The terms of the convertible notes payable series IIa are identical to the terms of the convertible notes payable series II as discussed above.

The convertible promissory notes are payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30-days after the successful completion of the Company’s initial public offering. The notes are convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, will be payable within 30-days of when the convertible notes payable are due or converted into shares of the Company’s common stock. The conversion price for each share will equal $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering is less than $8 per share, the conversion price will be adjusted to equal 50% of the initial public offering price.

During the year ended December 31, 2004, the Company issued Series II and Series IIa convertible promissory notes with an imbedded beneficial conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $2,050,000. The Company’s estimate of fair market value resulting in a beneficial conversion feature was based on the “Letter of Intent” with the underwriters. This amount will be recognized in the statement of operations during the period from the commitment date of the notes to the maturity dates of the notes. The Company recognized interest expense of $0, $0, $1,339,999 and $1,339,999, respectively, for the years ended December 31, 2002, 2003, 2004 and the period from March 11, 1998 (inception) to December 31, 2004 resulting from the beneficial conversion feature.

Since the convertible promissory notes have a reset provision upon the completion of the initial public offering, the Company will retest the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the conversion price and the fair value of the common stock, at the effective initial public offering date, will be

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

recorded as a debt discount and will be amortized to interest expense over the redemption period of the convertible notes payable in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

In connection with these convertible notes payable, the Company incurred total financing costs of $1,067,000, and $980,130, as of December 31, 2003 and 2004, respectively. These costs have been capitalized and are being amortized over the term of the convertible note payable. During the years ended December 31, 2002, 2003, 2004 and the period from March 11, 1998 (inception) to December 31, 2004, total financing costs of $20,750, $392,633, $1,030,417 and $1,423,051, respectively, were expensed.

For the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004, the interest expense on the Series I, II and IIa convertible notes was $54,604, $248,988, $882,308 and $1,187,870, respectively.

Outstanding balances of convertible notes payable were as follows:

	December 31,
	2003	2004
Series I	$8,261,000	$6,211,000
Series II	—	3,570,000
Series IIa	—	580,000

Total convertible notes payable	8,261,000	10,361,000
Less discount for beneficial conversion	—	(2,050,000)
Plus amortization of discount to interest expense	—	1,339,999
Less current portion	(180,000)	(1,035,000)

Convertible notes payable, net of current portion	$8,081,000	$8,615,999

Future maturities of convertible notes payable as of December 31, 2004 are as follows:

	December 31,
2005	$1,035,000
2006	3,574,000
2007	5,752,000
2008	—
2009
Thereafter	—

Total	$10,361,000	(1)

(1)	See Footnote 13 Subsequent Events (Unaudited).

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

8. Stockholders’ Deficit

Preferred Stock

On May 1, 1998, the Company sold 52,850 shares of the Company’s Non-Voting Convertible Preferred Stock, $0.001 par value (the “Preferred Stock”). Each share is convertible into 100 shares of the Company’s common stock, prior to the Company completing an Initial Public Offering. Once the Company completes an Initial Public Offering, the conversion price of the Preferred Stock shall be the lower of $0.10 per share or 50% of the initial offering price. The preferred stockholders shall not be entitled to dividends and shall have no voting rights. The aggregate of 52,850 preferred shares were sold at approximately $10 per share and the Company realized $520,400 in gross proceeds. Offering costs were paid to various consultants for their assistance in helping the Company issues these shares. For their assistance in completing these transactions the Company paid $52,040 to the consultants.

On June 5, 2000, a holder of 1,500 shares of preferred stock converted their preferred stock to 150,000 shares of common stock.

During the year ended December 31, 2004, 11 convertible preferred shareholders elected to convert 28,100 of their convertible preferred shares into 2,810,000 shares of common stock. At December 31, 2004, 2,000,000 shares of common stock had not been issued, and were classified as committed common stock.

Common Stock

In February 2004, the Board of Directors approved, with the approval of the shareholders, a 100-to-1 common stock split. The accompanying financial statements and notes to the financial statements have been retrospectively restated to reflect this split.

During 1998, the Company issued 93,050,000 shares and committed to issue an additional 6,700,000 shares of its common stock at $0.001 per share to its founders. During 1999, the Company issued 4,580,000 shares of its committed common stock at $0.001 per share to its founders. During 2000, the Company issued 2,120,000 shares of its committed common stock at $0.001 per share to its founders.

On July 9, 1998, the Company sold 300,000 shares of common stock for $0.10 per share for gross proceeds of $30,000.

On June 25, 1999, the Company sold 166,800 shares of common stock for $0.30 per share for gross proceeds of approximately $50,000.

On August 5, 1999, the Company sold 340,000 shares of common stock for $0.30 per share for gross proceeds of approximately $102,000.

On December 21, 2000, the Company sold 8,750,000 shares of common stock for $0.42 per share for gross proceeds of approximately $3,602,000.

On August 10, 2001, the Company sold 150,000 shares of common stock for $0.80 per share for gross proceeds of $120,000.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

On December 21, 2000, the Company issued 583,300 shares of common stock for services related to sale of its common stock. The Company recorded $240,133 as a reduction of the net proceeds received in the private placement representing the market value of the services at the date of the issuance.

On June 5, 2000, a holder of 1,500 shares of preferred stock converted their preferred stock to 150,000 shares of common stock. The conversion was in accordance with the terms of the preferred stock.

During the year ended December 31, 2004, 11 convertible preferred shareholders elected to convert 28,100 of their convertible preferred shares into 2,810,000 shares of common stock. At December 31, 2004, 2,000,000 shares of common stock had not been issued and were classified as committed common stock.

During the year ended December 31, 2004, 72 convertible Series I, II, and IIa note holders elected to convert $4,531,200 of notes into 1,649,550 shares of common stock.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as determined by the Board of Directors, on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through December 31, 2003, the Company has only granted options to non-employee consultants of the Company. During the year ended December 31, 2004, the Company granted options to both employees and non-employee consultants.

In July 2004, the Company established the Cardiovascular BioTherapeutics, Inc. 2004 Stock Plan (the “Stock Plan”) permitting the awards of (a) incentive stock options within the meaning of section 422 of the Code, (b) non-qualified stock options, (c) stock appreciation rights, and (c) restricted stock to directors, officers, employees and non-employees. The Company reserved 5,000,000 shares for the Plan and limited the maximum number of shares to be granted to any one individual in one year to 500,000. No awards have been made pursuant to this Plan.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

Stock option activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2001	2,600,000	$0.34
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	2,600,000	0.34
Granted	90,000	2.00	$0.52
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	2,690,000	0.39
Granted	65,000	7.38	$1.22
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	2,755,000	$0.56

Options exercisable at December 31, 2002	2,600,000	$0.34

Options exercisable at December 31, 2003	2.690,000	$0.39

Options exercisable at December 31, 2004	2,755,000	$0.56

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.30	2,100,000	4.8	$0.30	2,100,000	$0.30
0.50	500,000	5.5	0.50	500,000	0.50
2.00	90,000	8.7	2.00	90,000	2.00
4.00	25,000	9.2	4.00	25,000	4.00
8.00	10,000	9.4	8.00	10,000	8.00
10.00	30,000	9.5	10.00	30,000	10.00

	2,755,000			2,755,000

During the years ended December 31, 2002 and 2003 no options were granted to employees. However, during the year ended December 31, 2004, the Company issued 40,000 options to employees. The Company estimated the fair value of the options granted to be $57,792 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .25 years, risk free rate of interest of 1.03 to 1.50 percent, volatility of 76 percent and an expected dividend yield of zero.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

During the year ended December 31, 2002 no options were issued to non-employees. On September 1, 2003 the Company granted 90,000 options to non-employees. The Company estimated the fair value of the options granted to be $47,120 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .75 years, risk free rate of interest of 1.39 percent, volatility of 76 percent and an expected dividend yield of zero.

On March 1, 2004, the Company granted 25,000 options to non-employees. The Company estimated the fair value of the options granted to be $21,385 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .50 years, risk free rate of interest of 1.02 percent, volatility of 76 percent and an expected dividend yield of zero.

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options.

Additionally, all options were issued with an exercise price at or above the Company’s estimate of fair market value of the Company’s stock on the date of grant, and the expected life of all options granted is based on the Company’s expectation that option holders will exercise their options shortly after the Company’s planned IPO, as summarized below:

Year Granted	Expected Life
1999	5.0
2000	4.5–3.5
2001	3.50
2002	1.0–0.75
2003	1.0–0.75
2004	0.5–0.25

Warrants

In December 2000, the Company issued a warrant to purchase 933,330 shares of common stock at an exercise price of $0.40 per share to an individual in connection with assisting in closing a private placement. The fair value of the warrant was determined using the Black-Scholes pricing model and the value of $115,475 was recorded as a reduction of the net proceeds received in the private placement. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 5.02 percent, zero volatility and an expected dividend yield of zero. The warrant fully vested in December 2001 and expires in December 2005.

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes pricing model. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of grant and expires in January 2006.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

In June 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to an individual in connection with consulting services rendered. The fair value of the warrant was determined using the Black-Scholes pricing model and the value of $119,744 was recorded as a compensation expense in the accompanying financial statements. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 0.94 percent, volatility of 76 percent and an expected dividend yield of zero. The warrant fully vested on the date of grant and expires in June 2013.

In accordance with EITF No. 96-18 and SFAS No. 123, compensation expense related to the warrant grants is recognized over the related vesting period as this method approximates the recognition of compensation expense over the service period.

Warrant activity for the three years ended December 31, 2004 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2001	1,033,330	$0.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	1,033,330	044
Granted	200,000	2.00	$0.60
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	1,233,330	0.69
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2002	1,033,330	$0.44

Warrants exercisable at December 31, 2003	1,233,330	$0.69

Warrants exercisable at December 31, 2004	1,233,330	$0.69

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

The following table summarizes information about warrants outstanding at December 31, 2004:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.40	933,000	1.0	$0.40	933,000	$0.40
0.80	100,000	1.0	0.80	100,000	0.80
2.00	200,000	8.5	2.00	200,000	2.00

	1,233,330			1,233,330

9. Related Party Transactions

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $200,000, respectively.

During the years ended December 31, 2002, 2003 and 2004 and the period from March 11, 1998 (inception) to December 31, 2004, Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $197,302, $210,000, $286,154 and $904,610, respectively.

During the years ended December 31, 2002, 2003 and 2004, and the period from March 11, 1998 (inception) to December 31, 2004, Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $116,000, respectively.

Cardio paid commissions to GHL Financial Services LTD (“GHL”), in which a director designate is a principal and owns 7.9% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the years ended December 31, 2002, 2003, 2004 and the period from March 11, 1998 (inception) to December 31, 2004, Cardio paid GHL $96,500, $1,067,000, $980,130 and $2,169,755, respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the years ended December 31, 2002, 2003, 2004 and the period from March 11, 1998 (inception) to December 31, 2004, Cardio paid Dr. Stegmann $0, $60,000, $258,000 and $402,000, respectively. The company has accrued $258,000 of this compensation, which was paid upon the closing of the Initial Public Offering.

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Dan C. Montano, for consulting services. During the years ended December 31, 2002, 2003, 2004 and the period from March 11, 1998 (inception) to December 31, 2004, consulting fees incurred by Cardio were $3,000, $0, $0 and $525,240, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

During the year ended December 31, 2002, 2003 and 2004, and the period from March 11, 1998 (inception) to December 31, 2004, Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $0, $0, $25,000 and $146,055, respectively.

In August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease (see Note 11).

10. Income Taxes

Significant components of the provision for income taxes for the years ended December 31, 2002, 2003 and 2004 were as follows:

	December 31,
	2002	2003	2004
Current
Federal	$—	$—	$—
State	800	800	800
Deferred
Federal	—	—	—
State	—	—	—

Provision for income taxes	$800	$800	$800

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2002, 2003 and 2004:

	December 31,
	2002	2003	2004
Income tax computed at federal statutory tax rate	34%	34%	34%
State taxes, net of federal benefit	5.78	5.32	5.80
Change in valuation allowance	(39.78)	(39.33)	(39.69)
Other	(.07)	(.02)	(.12)

Total	(.07)%	(.03)%	(.01)%

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

Significant components of the Company’s deferred tax assets (liability) at December 31, 2003 and 2004 consisted of the following:

	December 31,
	2003	2004
Deferred tax assets
Net operating loss carry-forwards	$2,914,845	$6,382,356
Accrual to cash	(5,969)	648,528
Accrued salaries	189,639	223,558
Other	7,126	(86)
State taxes	(217,773)	(508,822)
Valuation allowance	(2,887,868)	(6,745,534)

	$—	$—

As of December 31, 2003 and 2004, the Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $8,500,000 and $13,055,000, respectively, which expire through 2019. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the years ended December 31, 2002, 2003 and 2004, has not been recognized in these financial statements.

11. Commitments and Contingencies

Underwriters’ Agreement

On February 11, 2005, the Company signed an underwriters’ agreement, replacing the Letter of Intent signed February 26, 2004, to sell on a firm commitment basis 1,500,000 shares of the Company’s common stock in an initial public offering (the “IPO”). The IPO price was $10.00 per share and the underwriter’s discount was 7% and the underwriter was granted a 2.75% non-accountable expense allowance. The Company has also granted the underwriters the right to purchase 15% of the number of shares of common stock offered to the public at the public offering price less the underwriting discount of 7% to cover over-allotment shares for a period of 45 days following the IPO. On February 16, 2005, the Company’s Initial Public Offering was closed and the Company received net proceeds of $13,622,500.

In connection with such offering the Company will grant the underwriter a warrant to purchase 75,000 shares of our common stock exercisable at 125% of the offering price. The warrants will be exercisable during a four year period commencing on the effective date of the registration statement.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

Leases

On April 27, 2004, the Company entered into a non-cancelable operating lease agreement for office space which requires monthly payments of $5,882 and expires in October 2005. The Company has two one-year options to renew the lease. On May 1, 2004, the Company gave a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed prorata to the Company.

On August 25, 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period September 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses.

Employment Agreements

In April 2000, the Company entered into an employment agreement with its Chief Scientific Officer, effective May 1, 2000. Under the terms of the employment agreement, the Company paid a monthly salary of $3,000. Also, Cardio provided a vehicle allowance equal to $500 per month. The agreement was for three years and expired on April 15, 2003.

In July 2004, the Company entered into an employment agreement with a nonexecutive employee, effective August 1, 2004, under the terms of which Cardio will pay a monthly salary of $10,000. The agreement is for three years and expires July 31, 2007.

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements were $80,000, $159,124, $206,998 and $719,302, for the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004, respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. Also, the Company issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 years.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with a Clinical Cardiovascular Research, L.L.C., (“C2R”). C2R is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. C2R assists Cardio with the FDA approval process for its drug. Service fees for the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004 were $249,573, $590,612, $973,383 and $1,813,568, respectively. As of December 31, 2004, the agreement is still on going.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the production of the Company’s products. Service fees for the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004 were $260,875, $109,225, $0 and $370,100, respectively. The principal in this company owns 18.25% of Phage Biotechnology Corporation, the Company’s affiliated manufacturer. As of December 31, 2004, the agreement is still ongoing.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for the years ended December 31, 2002, 2003, 2004, and the period from March 11, 1998 (inception) to December 31, 2004 (unaudited) were $130,114, $0, $221,295 and $431,698, respectively. As of December 31, 2004, the agreement is still ongoing.

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold three series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statutes of limitation has not run. The right of rescission is essentially a moot issue for those noteholders that do not elect to convert their notes to common stock (except to the extent that the interest due as a part of a rescission might exceed the interest due on a payoff of a convertible note) because, by their terms, the notes are due and payable with accrued interest 30 days after completion of the initial public offering. For those noteholders that elect to convert to common stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. That liability would extend for up to three years after the date of the sale of the applicable convertible note that was converted to common stock. The notes are convertible at either $2.00 per share or $4.00 per share. Accordingly, the market price of the common stock would likely have to decrease by more than 50% from the anticipated $10 public offering price before a noteholder had a significant economic reason to pursue any potential rescission rights. The Company is unable to accurately estimate any potential liability that may arise for this contingency.

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of products such as Cardio Vascu-Grow™ and in our ongoing research and product development activities. Cardio Vascu-Grow™ will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, and 2004 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2004

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigative new drug application which must be approved before clinical trials in humans may begin. Typically, clinical evaluation involves a time consuming and costly three-phase process.

Phase I	Clinical trials are conducted with a small number of subjects to determine the early safety profile, maximum tolerated dose and pharmacokinetics of the product in human volunteers.

Phase II	Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III	Large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate with substantial evidence the efficacy and safety required by the FDA.

The Company’s current FDA approved trials combine the safety elements of a Phase I trial with the dosage elements of a Phase II clinical trial, including measuring clinical outcomes at different dosages of the drug in the target patient population, which is no-option heart patients. Upon completion of our Phase I trial, the Company plans to apply to the FDA to commence its Phase III pivotal trials.

The FDA closely monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. These is no guaranty that the FDA will not alter, suspend or terminate the testing.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management is not aware of any such matters.

12. Subsequent Events

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005 the Company’s Initial Public Offering was closed and the Company received net proceeds of $13,622,500.

13. Subsequent Events (Unaudited)

On March 10, 2005, the underwriter exercised its option for the overallotment and the Company issued 225,000 common shares for net proceeds to the Company of $2,070,500.

As of March 25, 2005, the Company has received notification from substantially all of its convertible note holders of their intent to convert their notes into common stock of the Company. As a result, the Company believes its maximum cash payout liability is less than $100,000.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on February 11, 2005 (“2005 S-1”)

4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.1 to the 2005 S-1)

4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 4.2 to the 2005 S-1)

4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 4.3 to the 2005 S-1)

10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 to the 2005 S-1)

10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2005 S-1)

10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2005 S-1)

10.4	Agreement on Technology & Business Right Transfer between Cardio Vascular Genetic Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000* (incorporated by reference to Exhibit 10.4 to the 2005 S-1)

10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2005 S-1)

10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2005 S-1)

10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2005 S-1)

10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2005 S-1)

10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.9 to the 2005 S-1)

10.10	Agreement, dated July 6, 2001, between DaVinci Biomedical Research Products, Inc. and Phage Biotechnology Corporation for research co-sponsored by CardioVascular Genetic Engineering Corp (nka CardioVascular BioTherapeutics, Inc.) and Phage (incorporated by reference to Exhibit 10.10 to the 2005 S-1)

10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2005 S-1)

10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.12 to the 2005 S-1)

10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.13 to the 2005 S-1)

Exhibit		Description
10.14		Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2005 S-1)

10.14	(a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) to the 2005 S-1)

10.14	(b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the 2005 S-1)

10.15		Agreement between CardioVascular Genetic Engineering Inc. (nka CardioVascular BioTherapeutics, Inc.) and BS Biology Sciences Limited dated as of October 20, 2000 (incorporated by reference to Exhibit 10.15 to the 2005 S-1)

10.16		Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (incorporated by reference to Exhibit 10.16 to the 2005 S-1)

14		Code of Ethics (incorporated by reference to Exhibit 14 to the 2005 S-1)

23		Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (on signature page II-3)

31.1		Certification of Principal Executive Officer

31.2		Certification of Principal Financial Officer

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002

The registrant will send its annual report to security holders and proxy solicitation material subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

By:	/S/ DANIEL C. MONTANO
Daniel C. Montano President, Chief Executive Officer and Chairman of the Board

March 30, 2005

Each person whose signature appears below on this Annual Report on Form 10-K hereby constitutes and appoints Daniel C. Montano and Mickael A. Flaa, and either of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities (unless revoked in writing) to sign any and all amendments to this Annual Report on Form 10-K of CardioVascular BioTherapeutics, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL C. MONTANO Daniel C. Montano	President, Chief Executive Officer and Chairman of Board of Directors	March 30, 2005

/S/ JOHN W. JACOBS John W. Jacobs	Vice President, Chief Operating Officer, Chief Scientific Officer and Director	March 30, 2005

/S/ MICKAEL A. FLAA Mickael A. Flaa	Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	March 30, 2005

/S/ ALEXANDER G. MONTANO Alexander G. Montano	Director	March 30, 2005

/S/ THOMAS STEGMANN Thomas Stegmann, M.D.	Director	March 30, 2005

/S/ WOLFGANG PRIEMER Wolfgang Priemer, Ph.D	Director	March 30, 2005

Name	Title	Date

/S/ GARY B. ABROMOVITZ Gary B. Abromovitz	Director	March 30, 2005

/S/ THOMAS L. INGRAM Thomas L. Ingram	Director	March 30, 2005

/S/ ROBERT LEVIN Robert Levin	Director	March 30, 2005

/S/ GRANT GORDON Grant Gordon	Director	March 30, 2005

/S/ JOONG KI BAIK Joong Ki Baik	Director	March 30, 2005

II-4