Form 10-Q
period 2005-03-31
CardioVascular BioTherapeutics, Inc.
filed 2005-05-12
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 0-51172

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0795984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 West Horizon Ridge Parkway, Suite 100

Henderson, Nevada

(Address of principal executive offices)

89012

(Zip Code)

702-248-1174

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 9, 2005, 121,619,650 shares of the Registrant’s common stock were outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Balance Sheets at December 31, 2004 and March 31, 2005	3

	Unaudited Statements of Operations for the Three Months Ended March 31, 2004 and 2005 and for the period from March 11, 1998 (inception) to March 31, 2005	5

	Unaudited Statements of Stockholders Equity (Deficit) for the period from March 11, 1998 (inception) to March 31, 2005	6

	Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2005 and for the period from March 11, 1998 (inception) to March 31, 2005	7

	Notes to Unaudited Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2004 AND MARCH 31, 2005 (UNAUDITED)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,530,221	$17,309,632
Short-term investments	85,362	85,651
Prepaid assets	479,500	708,825

Total current assets	5,095,083	18,104,108

Property and equipment, net	30,119	30,925

Deferred offering costs	866,512	—

Deferred debt financing costs, net	712,664	—

Other assets	5,900	5,900

Total Assets	$6,710,278	$18,140,933

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS - Continued

DECEMBER 31, 2004 AND MARCH 31, 2005 (UNAUDITED)

	December 31, 2004	March 31, 2005
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of convertible notes payable	$1,035,000	$20,000
Accrued interest payable	1,187,870	1,308,777
Due to affiliates	522,719	—
Accounts payable	713,280	388,802
Accrued payroll and payroll taxes	18,075	18,724

Total current liabilities	3,476,944	1,736,303

Convertible notes payable, net of current portion and net of debt discount of $1,745,001 and $0	8,615,999	—

Total liabilities	12,092,943	1,736,303

Commitments and contingencies
Stockholders’ deficit
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; 23,250 shares and 20,750 shares outstanding at December 31, 2004 and March 31, 2005, respectively	23	21
Common stock, $0.001 par value; 200,000,000 shares authorized, 112,649,650 shares issued and outstanding in December 31, 2004 and 120,407,150 issued and outstanding in March 31, 2005, respectively	112,650	120,408
Committed common stock	2,000	351
Additional paid-in capital	11,293,919	36,340,273
Deficit accumulated during the development stage	(16,791,257)	(20,056,423)

Total stockholders’ (deficit)	(5,382,665)	16,404,630

Total liabilities and stockholders’ (deficit)	$6,710,278	$18,140,933

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2005

(UNAUDITED)

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2005
	2004	2005
	(unaudited)	(unaudited)	(unaudited)
Operating expenses
Research and development (including amounts with related parties of $11,521, $127,785 and $2,031,011 respectively (Notes 4 and 9))	$453,401	$412,717	$6,799,605
Selling, general and administrative (including amounts with related parties of $781,070, $131,864 and $4,799,006, respectively (Notes 4 and 9))	302,915	1,347,542	7,898,173

Total operating expenses	756,316	1,760,259	14,697,778

Operating loss	(756,316)	(1,760,259)	(14,697,778)

Other income (expenses)
Interest income	—	47,412	109,786
Interest expense	(284,328)	(1,552,319)	(5,448,177)
Other expenses	—	—	(5,254)
Equity in loss of unconsolidated investee	—	—	(15,000)

Net other expenses	(284,328)	(1,504,907)	(5,358,645)

Net loss	$(1,040,644)	$(3,265,166)	$(20,056,423)

Loss per share
Basic loss per share	$(0.01)	$(0.03)
Diluted loss per share	$(0.01)	$(0.03)
Shares used to calculate loss per share
Basic	110,190,100	114,290,178

Diluted	110,190,100	114,290,178

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

	Date	Price per equity unit	Preferred stock convertible		Common stock		Committed Common stock	Additional paid-in capital	Accumulated deficit	Total
			Shares	Amount	Shares	Amount
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001	—	—	93,050,000	93,050	67	(92,186)	—	931
Issuance of common stock for cash	7/9/1998	0.10	—	—	300,000	300	—	29,700	—	30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53	—	—	—	520,347	—	520,400
Net loss			—	—	—	—	—	—	(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)

Issuance of common stock to founders	(2)	$0.001	—	—	4,580,000	4,580	(46)	(4,488)	—	46
Issuance of common stock for cash	6/25/1999	0.30	—	—	66,800	67	—	19,933	—	20,000
Issuance of common stock for cash	6/25/1999	0.30	—	—	100,000	100	—	29,900	—	30,000
Issuance of common stock for cash	10/5/1999	0.30	—	—	340,000	340	—	101,660	—	102,000
Issuance of stock options for services			—	—	—	—	—	82,293	—	82,293
Net loss			—	—	—	—	—	—	(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)

Issuance of common stock to founders	(3)	0.001	—	—	2,120,000	2,120	(21)	(2,078)	—	21
Issuance of common stock for cash	12/21/2000	0.4117	—	—	8,750,000	8,750	—	3,593,250	—	3,602,000
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150	—	(148)	—	—
Issuance of common stock for services	(5)		—	—	583,300	583	—	(583)	—	—
Issuance of stock options for services			—	—	—	—	—	73,660	—	73,660
Net loss			—	—	—	—	—	—	(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735

Issuance of common stock for cash	8/10/2001	0.80	—	—	150,000	150	—	119,850		120,000
Net loss			—	—	—	—	—	—	(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)

Net loss			—	—	—	—	—	—	(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)

Issuance of stock options for services			—	—	—	—	—	47,120	—	47,120
Issuance of warrants for services			—	—	—	—	—	119,744	—	119,744
Net loss			—	—	—	—	—	—	(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)

Issuance of common stock for:
Conversion of convertible notes	(6)		—	—	1,649,550	1,650	—	4,529,550	—	4,531,200
Conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)	—	—
Interest on benefit conversion feature			—	—	—	—	—	2,050,000	—	2,050,000
Issuance of stock options for services			—	—	—	—	—	79,177	—	79,177
Net loss			—	—	—	—	—	—	(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for:
Cash, net of issuance costs of $2,538,616	(8)		—	—	1,725,000	1,725	—	14,709,661	—	14,711,386
Conversion of convertible notes	(6)		—	—	3,782,500	3,783	351	10,336,866	—	10,341,000
Conversion of convertible preferred stock	(7)		(2,500)	(2)	2,250,000	2,250	(2,000)	(248)	—	—
Issuance of warrant for cash			—	—	—	—	—	75	—	75
Net loss (unaudited)			—	—	—	—	—	—	(3,265,166)	(3,265,166)

Balance, March 31, 2005			20,750	$21	120,407,150	$120,408	$351	$36,340,273	$(20,056,423)	$16,404,630

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998

(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999

(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000

(4)	Preferred stock converted to common stock

(5)	Offering costs

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and the three month period ended March 31, 2005

(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and the three month period ended March 31, 2005

(8)	Public offering of 1,725,000 common shares at $10.00 per share.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2005

(UNAUDITED)

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2005
	2004	2005
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss (including amounts with related parties of $792,591, $259,649 and $6,830,016, respectively (Notes 4 and 9))	$(1,040,644)	$(3,265,166)	$(20,056,423)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	—	1,533	9,858
Amortization of benefit conversion feature	20,556	710,001	2,050,000
Amortization of deferred debt financing costs	117,220	712,664	2,135,715
Stock options issued for services rendered	47,120	—	282,250
Warrants issued for services rendered	—	—	119,744
Equity in loss of unconsolidated investee	—	—	15,000
(Increase) decrease in
Prepaid expenses	(105,530)	(229,250)	(708,750)
Other assets	—	—	(20,900)
Increase (decrease) in
Accounts payable	178,678	(324,477)	389,799
Accrued payroll and payroll taxes	383	649	18,724
Accrued interest	146,552	120,907	1,308,777

Net cash used in operating activities (including amounts with related parties of $792,591, $259,649 and $6,830,016, respectively (Notes 4 and 9))	(635,673)	(2,273,139)	(14,456,206)

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - Continued

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2005

(UNAUDITED)

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2005
	2004	2005
	(unaudited)	(unaudited)	(unaudited)
Cash flows from investing activities
Purchase of short term investment	—	(289)	(85,651)
Proceeds from sale of short term investments	—	—	(6,026)
Purchase of property and equipment	1,800	(2,339)	(34,757)

Net cash provided by (used in) operating activities (including amounts with related parties of $ 0, $0 and $0, respectively (Notes 4 and 9))	1,800	(2,628)	(126,434)

Cash flows from financing activities
Net proceeds from sale of common stock	—	15,577,898	19,481,898
Proceeds from sale of preferred stock	—	—	520,400
Proceeds from issuance of notes payables	4,581,250	—	14,092,200
Deferred debt financing cost	(990,580)	—	(2,135,713)
Proceeds from notes payable issued under Reg D	—	—	800,000
Cash paid for deferred offering costs	—	—	(866,512)
Due to net increase (decrease) in affiliates	290,580	(522,719)	—
Subscription receivable	1,638,504	—	—

Net cash provided by financing activities (including amounts with related parties of $763,500, $0 and $1,612,994, respectively (Notes 4 and 9))	5,519,834	15,055,179	31,892,273

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - Continued

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2005 AND FOR THE PERIOD FROM

MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2005

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2005
	2004	2005
	(unaudited)	(unaudited)	(unaudited)
Net increase in cash and cash equivalents	4,882,361	12,779,411	17,309,632
Cash and cash equivalents, beginning of period	1,634,327	4,530,221	—

Cash and cash equivalents, end of period	$6,516,888	$17,309,632	$17,309,632

Supplemental disclosures of cash flow information
Interest paid	$—	$112,304	$116,654

Income taxes paid	$200	$200	$5,000

Supplemental disclosure of non-cash financing activities

During the three month periods ended March 31, 2004 and 2005 and the period from March 11, 1998 (inception) to March 31, 2005, the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

During the three month periods ended March 31, 2004 and 2005 and the period from March 11, 1998 (inception) to March 31, 2005, the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services, respectively.

During the three month periods ended March 31, 2004 and 2005 and the period from March 11, 1998 (inception) to March 31, 2005, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and IIa in the amount of $0, $0 and $2,050,000, respectively.

During the three month periods ended March 31, 2004 and 2005 and the period from March 11, 1998 (inception) to March 31, 2005, 0, 2,500 and 32,100 shares of convertible preferred stock were converted into 0, 250,000, and 3,210,000 shares of common stock respectively. During the period ended March 31, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

During the three month periods ended March 31, 2004 and 2005 and the period from March 11, 1998 (inception) to March 31, 2005, 0, $10,341,000 and $14,872,200 of convertible notes payable were converted into 0, 3,782,500 and 5,432,050 shares of common stock respectively, and 351,000 shares of committed common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2005

1.	BASIS OF PRESENTATION

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended December 31, 2004 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

2.	DESCRIPTION OF BUSINESS

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

3.	INITIAL PUBLIC OFFERING AND OVER ALLOTMENT

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005 the Company’s Initial Public Offering (IPO) was closed and the company received net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for the proceeds to the Company of $2,070,500.

On February 16, 2004, the company sold warrants to purchase 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the date of the effective date of the IPO, February 11, 2005.

4.	TRANSACTIONS AND CONTRACTUAL RELATIONSHIPS WITH AFFILIATED ENTITIES

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

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Mr. Jacobs joined Cardio’s board of directors. In addition, Alexander G.

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

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of March 31, 2005, Cardio had cash and cash equivalents of $17,395,283, which the Company believes is sufficient funding for the Company to be a viable entity on an on ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials, and may manufacture it for subsequent commercial production of the drug. Phage has three drugs which have been approved by the FDA to be administered to humans in clinical trials. As of March 31, 2005, Phage had approximately $3,125,000 in cash and management believes it to be adequately capitalized to meet its foreseeable needs for additional drug development.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the three months March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited) payments to Phage relating to such services were $11,521, $97,535 and $1,082,488, respectively.

Administrative Support

For the three months March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited) Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support the three months ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited) were $17,570, $41,005 and $792,632, respectively.

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with Cardio Phage International Inc., a Bahamian company (“CPI”), to handle future distribution of Cardio Vascu-Grow™ and any other products licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (as defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to Cardio only the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own 45% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

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

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2005 (unaudited), ended the Company has accumulated a deficit of $20,056,423. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future; that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Short Term Investments

Short-term investments generally mature between three months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2004 and March 31, 2005 (unaudited), the short term investments were $85,362 and $85,651, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful life of the related asset, which management believes is 3 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company has prepaid a portion of the Phase I FDA trial to C2R (Note 6). Such amount is included in prepaid expenses in the accompanying balance sheet. This amount will be offset against the final invoices from C2R for this FDA trial and expensed.

Nonmonetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent are amortized over the term of the convertible notes payable. At December 31, 2004 there were $712,664 of these costs and none at March 31, 2005.

Concentrations of Credit Risk

The Company places its cash/cash equivalent with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation insurance limit. As of December 31, 2004 and March 31, 2005 (unaudited), uninsured portions of cash amounted to $4,310,222 and $17,167,611, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and March 31 2005 (unaudited), since their effect would have been anti-dilutive:

	December 31, 2004	March 31, 2005
Convertible preferred stock	2,325,000	2,075,000
Stock options	2,755,000	2,755,000
Warrants	1,233,330	1,308,330
Convertible notes payable	4,143,000	10,000

Deferred Offering Costs

Costs incurred in connection with the Company’s IPO were capitalized as of December 31, 2004. Upon completion of the IPO in February 2005, the costs were recorded as a reduction to additional paid-in capital. As of December 31, 2004 and March 31, 2005 (unaudited), the Company capitalized deferred offering costs in the amount of $866,512 and $0, respectively. These amounts are included in deferred offering costs on the balance sheet at December 31, 2004 and as part of additional paid in capital at March 31, 2005.

Stock-Based Compensation

The Company accounts for stock option grants to employees using the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since the Company has historically followed the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. However, the Company’s financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

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

On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our Company’s stock-based compensation expense.

6.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2004, and March 31, 2005 (unaudited):

	December 31, 2004	March 31, 2005
Cash in bank	$6,516,689	$17,309,632
Cash in short term investments	—	85,651

Total	$6,516,689	$17,395,283

7.	PREPAID ASSETS

Prepaid assets at December 31, 2004 and March 31, 2005 (unaudited), consisted of the following:

	December 31, 2004	March 31, 2005
Prepaid clinical trial expenses (a)	$400,000	$400,000
Prepaid insurance (b)		206,250
Prepaid legal fees	62,500	62,500
Prepaid website services		30,000
Prepaid other	17,000	10,075

Total	$479,500	$708,825

(a)	Prepaid clinical trial expense is related to advance payments the Company made for its Phase I trial of Cardio Vascu-Grow™ to C2R. The Company will expense this amount against the final billings for the Phase I trial progresses.

(b)	Prepaid insurance is the annual premium for Directors and Officers insurance.

8.	CONVERTIBLE NOTES PAYABLE

The Company issued convertible debt, as summarized below, payable to various individuals. As of December 31, 2004, the Company issued Series I, Series II and Series IIa convertible promissory notes.

Convertible note holders were required to notify the Company regarding their intent to convert their convertible notes into common stock in the 30 day period following the completion of the Company’s IPO.

At March 31, 2005, all but three note holders with a total of $20,000 of convertible notes had notified the Company of their intention to convert their notes into common stock. These remaining notes are to be paid in cash in the second quarter of 2005.

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

Components of Interest Expense

During the year ended December 31, 2004, the Company issued Series II and Series IIa convertible promissory notes with an imbedded beneficial conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $2,050,000. The Company’s estimate of fair market value resulting in a beneficial conversion feature was based on the “Letter of Intent” with the underwriters. This amount will be recognized in the statement of operations as interest expense during the period from the commitment date of the notes to the maturity dates of the notes.

The Company recognized interest expense resulting from the beneficial conversion feature of $0, $710,001 and $2,050,000, respectively, for the three months ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited).

Since the convertible promissory notes have a reset provision upon the completion of the initial public offering, the Company retested the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the conversion price and the fair value of the common stock, at the effective initial public offering date, will be recorded as a debt discount and will be amortized to interest expense over the redemption period of the convertible notes payable in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. No additional Beneficial Conversion feature was required to be recovered.

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs have been capitalized and are being amortized over the term of the convertible notes payable. During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), total financing costs of $117,220, $712,664 and $2,135,715, respectively, were charged to interest expense.

For the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005, the interest expense on the Series I, II and IIa convertible notes was $146,552, $120,907 and $1,308,777, respectively.

Outstanding balances of convertible notes payable were as follows:

	December 31, 2004	March 31, 2005
Series I	$6,211,000	$20,000
Series II	3,570,000	—
Series IIa	580,000	—

Total convertible notes payable	10,361,000	20,000
Less discount for beneficial conversion	(2,050,000)
Plus amortization of discount to interest expense	1,339,999
Less current portion	(1,035,000)	(20,000)

Convertible notes payable, net of current portion	$8,615,999	$0

9.	DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2004 (audited) and March 31, 2005 (unaudited), consisted of the following:

	December 31, 2004	March 31, 2005
Phage (a)	$522,719	$—

Total	$522,719	$0

(a)	Unsecured amounts payable due from an affiliated party, interest payable at 7% per annum, and due on demand.

At December 31, 2004 and March 31, 2005 (unaudited), the Company incurred technical development costs due to Phage pursuant to the License Agreement (Note 4). The balances due to Phage represent unpaid amounts by the Company to Phage at December 31, 2004 and March 31, 2005 (unaudited), for these technical development services.

Interest expense related to due to affiliates for the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited), and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), were, $ 3,052, $8,953 and $112,307, respectively.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

During the three month periods ended March 31, 2005, 2 convertible preferred shareholders elected to convert 2,500 of their preferred shares into 250,000 shares of common stock. The 2,000,000 shares of common stock which as of December 31, 2004 had not been issued and classified as committed common stock were issued during this period.

Common Stock

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005 the Company’s Initial Public Offering (IPO) was closed and the company received net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for the proceeds to the Company of $2,070,500.

In March 2005, 332 convertible note holders elected to convert, $10,341,000 of notes into 4,133,000 shares of common stock.

During the period ended March 31, 2005, two convertible preferred shareholders elected to convert 2,500 of their preferred shares into 250,000 shares of common stock.

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

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as determined by the Board of Directors, on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through March 31, 2005, the Company had granted options to both employees and non-employee consultants.

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

During the three month period ended March 31, 2005 the Company issued no options.

Warrants

On February 16, 2004, the company sold warrants to purchase 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the effective date of the IPO, February 11, 2005.

11.	RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0 and $200,000, respectively.

During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $0, $80,769 and $985,379, respectively.

During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited), and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, and $116,000, respectively.

Cardio paid commissions to GHL Financial Services LTD (“GHL”), in which a director designate is a principal and owns 7.9% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), Cardio paid GHL $763,500, $5,000, and $2,174,755, respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), Cardio paid Dr. Stegmann $0, $25,250 and $427,368, respectively.

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Dan C. Montano, for consulting services. During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited). Consulting fees incurred by Cardio were $0, $5,000 and $530,240, respectively.

During the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $0, $5,000 and $151,055, respectively.

In August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease. (See note 9)

12.	INCOME TAXES

Significant components of the provision for income taxes for the three month periods ended March 31, 2004 (unaudited) and 2005 (unaudited) were as follows:

	March 31,
	2004	2005
Current
Federal	$—	$—
State	200	200
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$200	$200

The Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $13,055,000 and $15,000,000 respectively, which expire through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit has not been recognized in these financial statements.

13.	COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements were $40,000, $128,915 and $848,217, for the three month periods ended March 31, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. Also, the Company issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 years.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with a Clinical Cardiovascular Research, L.L.C., (“C2R”). C2R is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. C2R assists Cardio with the FDA approval process for its drug. Service fees for the three month periods ended March 31, 2004(unaudited), 2005(unaudited) and the period from March 11, 1998 (inception) to March 31, 2005(unaudited), were $249,573, $156,200, $249,615 and $2,063,183, respectively. As of March 31, 2005, the agreement is still on going.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the production of the Company’s products. Service fees for the three month periods ended March 31, 2004(unaudited), 2005(unaudited) and the period from March 11, 1998 (inception) to March 31, 2005(unaudited), were $0, $0 and $370,100, respectively. The principal in this company owns 18.25% of Phage Biotechnology Corporation, the Company’s affiliated manufacturer. As of March 31, 2005, the agreement is still ongoing.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for the three month periods ended March 31, 2004(unaudited), 2005(unaudited) and the period from March 11, 1998 (inception) to March 31, 2005, (unaudited) were $43,428, $0 and $431,698, respectively. As of March 31, 2005, the agreement is still ongoing.

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

The FDA closely monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. This is no guaranty that the FDA will not alter, suspend or terminate the testing.

Litigation

The Company is not involved in any litigation and is unaware of any claims that may be filed against it.

14.	SUBSEQUENT EVENTS

In April 2005, three convertible preferred shareholders elected to convert 9,000 of their preferred shares into 900,000 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including but not limited to this section, may contain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-Q. We believe that the section entitled “Risk Factors” includes all material risks that could harm our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the “Risk Factors” section of this Form 10-Q. Stockholders should not place undue reliance on our forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in Item 1. of this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth below in this section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview of the Company

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

Since our inception, we have generated significant losses. As of March 31, 2005, we had an accumulated deficit of $20,056,423. We expect to incur substantial and increasing losses for at least the next several Three months. We do not expect to generate revenues unless and until Cardio Vascu-Grow™ is approved by the FDA and we begin marketing it. We expect to continue to spend significant amounts on the development of Cardio Vascu-Grow™. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of Cardio Vascu-Grow™ and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

We have a limited history of operations. Through March 31, 2005, we have funded our operations primarily through the initial public offering of our common stock and the private placement of convertible preferred stock, common stock and convertible notes. Our operating activities have fluctuated based on our ability to raise capital to fund our operations.

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

From our inception through March 31, 2005, our primary research and development activity has been the testing of Cardio Vascu-Grow™ in animals and in a “No-Option” heart patient population. We are currently in an FDA trial designed to provide evidence for both safety and dosage levels. We have engaged Clinical Cardiovascular Research, L.L.C. (C2R) to manage this authorized FDA clinical trial. During fiscal 2004, we began preclinical activities for the use of Cardio Vascu-Grow™ for the possible treatment of stroke and for peripheral vascular disease in legs, and wound healing. Additionally, in 2003, we began the preclinical activities to develop a catheter delivery system to the human heart for Cardio Vascu-Grow™. We have outsourced these preclinical activities to independent research or design firms.

Our research and development expenses incurred through March 31, 2005 were expenses related primarily to the development of Cardio Vascu-Grow™ for the “no-option” patient population. We expect to incur additional research and development expenses of approximately $8,000,000 relating to Cardio Vascu-Grow™ for the “no-option” patient population prior to its anticipated commercial launch in the United States. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for our preclinical activities as these amounts are subject to the outcome of current preclinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through March 31, 2005 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing the company to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals and we expect these expenses to be material.

We have not generated taxable income to date. At March 31, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $15,000,000. If not utilized, federal net operating loss carry forwards will expire through 2020. To date, we have not recognized the potential tax benefit of our net operating losses on our balance sheets or statements of operations. The future utilization of our net operating loss carry forwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We will incur changes in ownership from both our initial public offering and from the conversion of our convertible preferred stock and convertible notes payable, which may result in limitations to our net operating loss carry forwards.

OVERVIEW OF THE FIRST FISCAL QUARTER ENDED MARCH 31, 2005

Clinical Research & Development

During the three months ended March 31, 2005, we added one additional medical institution, University of Alabama Medical Center, Birmingham, Alabama, for a total of six facilities now conducting clinical activities for our FDA clinical trials that C2R is managing. We completed four more patients, for a total now of 16 patients who have been administered Cardio Vascu-Grow™ in our FDA clinical trial. To date we have received no reports of adverse effects due to the injections of our drug.

Twelve additional patients will be enrolled in this study, and we anticipate that the final results from this FDA authorized Phase I clinical trial will be similar to the human results achieved in Dr. Stegmann’s first two human clinical trials in Germany in the late 1990s. At the conclusion of this trial and based on the results of the trial, we will discuss with the FDA the possibility of proceeding directly to a Phase III trial. Based in part on the results of our discussions with the FDA, we will make a decision as to whether to submit a protocol for a Phase II or Phase III clinical trial. At the conclusion of the current Phase I clinical study, the FDA may require us to do more than one additional clinical trial as going straight to Phase III trials is not typical. Given that the FDA will ultimately determine the course, and therefore the timing, of our clinical trials, we estimate the schedule for these trials to be as follows: 1) If we are allowed and choose to proceed directly to a Phase III trial, the injections into patients for our clinical trials are estimated to be completed in 2006. 2) If we are required to or choose to proceed to a Phase II trial and then to a Phase III trial, the injections into patients for our clinical trials are estimated to be completed in 2007.

Pre-Clinical Research & Development

Stroke. According to the American Heart Association 2004 Update, stroke is the third leading cause of death in the United States behind heart disease and cancer. Those who survive almost always live with some diminished capacity. Animal studies conducted by J.L. Ellsworth and associated persons, reported in the 2003 edition of Journal of Cerebral Blood Flow & Metabolism published by Lippincott Williams & Wilkens, Inc., have shown the potential of growth factor therapy in limiting the severity of brain damage after a stroke. A stroke is characterized by an area of the brain where the brain cells are dead and cannot grow back. However, surrounding this area of dead cells is an area of damaged living cells that are capable of being restored if an increased blood supply can be provided. This is our target area for treatment with Cardio Vascu-Grow™.

During the quarter ended March 31, 2005, the first animal studies in stroke performed by Neurological Testing Inc., Charleston South Carolina, at a cost of $20,000, was completed and indicated that Cardio Vascu-Grow™ could significantly reduce the volume of stroke in the animals. An additional study at a cost of $20,000 is currently in progress with Neurological Testing, Inc.

Chronic Back Pain and Lumbar Ischemia. Published reports estimate one out of eight people will suffer from chronic back pain at some time in their lives. European medical researchers have recently proposed that one cause of chronic back pain is the blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. These same researchers have speculated that chronic back pain resulting from blockage of blood vessels in the lower back precedes the blockage of coronary arteries in the heart by ten years. We are planning to participate in a proof of concept clinical trial in Europe in the second half of 2005 to test whether Cardio Vascu-Grow™ can successfully treat chronic back pain. If the results are positive, we plan to then file an application to the U.S. FDA to allow a study to begin in chronic back pain patients in the U.S.A.

Intestinal Ischemia. Cardiovascular disease in the intestinal tract can cause severe pain in people, even after the simple act of eating a meal. A new potential application for Cardio Vascu-Grow™ is in the growing of new blood vessels in the digestive tract to address the medical problem of intestinal ischemia and pancreatitis. Smaller blood vessels which feed the intestines or pancreas can become blocked by the same atherosclerotic process that affects the coronary arteries in the heart. This results in restricted blood flow to the digestive tract which can lead to pain, reduced absorption of nutrients, and diminished clearance of waste. We have just started investigating this condition, which affects a large number of mainly elderly people. Various physicians estimate this disease will affect, to some degree, almost everyone over the age of 70.

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

MPI Research, Inc. also conducted skin toxicity tests for us in February 2005 at a cost of approximately $51,000. The final study report was received in April, 2005, indicating no toxicity when Cardio Vascu-Grow™ is applied to a wounded area of skin. This report will be submitted as part of our IND application to the FDA to commence clinical trials. We can terminate our agreement with MPI Research, Inc. without incurring penalty by giving 30 days written notice of our intent to terminate.

Initial Public Offering and Over Allotment

On February 11, 2005, the SEC declared effective our S-1 registration statement for the new issuance of 1,500,000 common shares. On February 16, 2005, our Initial Public Offering (IPO) was closed and we received net proceeds of $13,622,500. On March 10, 2005, the underwriter exercised its option for the over-allotment and we issued 225,000 common shares for proceeds to us of $2,070,500. As part of the IPO we sold warrants to purchase 75,000 shares of common stock to the underwriters for $75.00.

Conversion of Promissory Notes

In March 2005, 332 convertible note holders elected to convert $10,341,000 of notes into 4,133,000 shares of our common stock. At March 31, 2005, all but three note holders with a total of $20,000 of convertible notes had notified us of their intention to convert their notes into common stock. These three notes are to be paid in cash in the second quarter of 2005. During the period ended March 31, 2005, two convertible preferred shareholders elected to convert 2,500 of their preferred shares into 250,000 shares of common stock.

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

While our significant accounting policies are more fully described in our financial statements appearing in this Form 10-Q, we believe that the following accounting policies relating to stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

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

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to our formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2005, we have accumulated a deficit of $20,056,423. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future; that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Our activities during three month period ended March 31, 2005 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses decreased 8% from $453,401 to $412,716 for the Three months ended March 31, 2005 and 2004 respectively. In the three month period ended March 31, 2004, we incurred significant costs in the acquisition of patients for our FDA clinical trial. In the three month period ended March 31, 2005, we increased our pre-clinical activity in exploring other applications for our drug candidate Cardio Vascu-grow.

General and administrative expenses increased 344% from $302,915 to $1,347,543 for the three months ended March 31, 2005 and 2004, respectively. The increase resulted from an increase in our administrative costs in building necessary personnel and administrative infrastructure of $168,773. Marketing and travel increased $213,493 as we resumed our marketing activities, and $258,455 of expenses relating to our company sponsoring the International Association of Regenerative Medicine Conference. We had severely curtailed these activities after the September 11, 2001 attack on the World Trade Center in New York City and did not resume these activities to the previous level until 2004. Additionally, we incurred $181,333 of public company expenses.

Interest income increased by $47,412 from none for the three months ended March 31, 2005 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during the first three months of fiscal 2005.

Interest expense increased 445% to $1,552,319 from $284,328 for the three months ended March 31, 2005 and 2004, respectively. Of this amount, $712,461 was related to charging off the entire amount of unamortized deferred debt financing costs and $710,001 of unamortized debt discount, both of which were non-cash expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2005, we have financed our operations through the initial public offering of our common stock and the private sale of our capital stock and our convertible notes. Through March 31, 2005, we have received net proceeds of approximately $32,983,943 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable. The table below summarizes our sales of equity securities and convertible notes through March 31, 2005.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Security	Net Proceeds
Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	4,973,958
Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	753,667

Total net proceeds for issuance of our convertible notes payable	12,866,418

Net proceeds from the Initial Public Offering 1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125

Total net proceeds from financings through March 31, 2005	$32,983,943

As of March 31, 2005, we had $17,395,283 in cash, cash equivalents and short-term investments. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the end of 2006.

In March 2005, we have received notification from $10,341,000 of our convertible note holders of their intent to convert their notes into common stock, and subsequently converted those notes into common stock. The remaining liability of $20,000 will be paid in cash.

Income Taxes

As of March 31, 2005, we had net operating loss carry forwards for federal income taxes of approximately $15,000,000. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure resulting from our initial public offering and from the conversion of our convertible preferred stock and convertible notes. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At March 31, 2005, we had deferred tax assets representing primarily the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Three Months ended March 31, 2005 and 2004

For the three months ended March 31, 2005, our operating activities consumed cash of $2,273,139, an increase of $1,637,466 over the three months ended March 31, 2004. Our activity level in 2005 increased dramatically over the level of activity in 2004 in both our research and development activities and our general and administrative activities because we were able to raise cash through the sale of our common stock. This liquidity allowed us to proceed with the FDA Phase 1 trial, add needed administrative capability and personnel, resume our marketing activities, and move forward with the preparation of the company to be a public company.

Purchase of short term investments consumed $289 of cash combined with $2,339 of capital expenditures for property and equipment, resulting in $2,628 of cash consumed in investing activities for the period ended March 31, 2005, which was an increase of $4,428 over the three months ended March 31, 2004.

Financing activities generated $15,055,179 of cash during the year ended March 31, 2005, an increase of $9,535,345 over the three months ended March 31, 2004. This increase is primarily related to completion of our Initial Public Offering exceeding the proceeds from the sale of convertible notes payable during the three months ended March 31, 3004 and 2003 respectively.

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

While, based on historical as well as budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements, and do not expect to need to raise additional funds in the near future, if our existing resources prove to be insufficient to satisfy our liquidity requirements, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of March 31, 2005:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$20,000	$20,000	—	—	—
Operating lease obligations (2)	—	—	—	—	—

(1)	This represents our convertible notes payable at March 31, 2005. During March 2005, we received notification from $10,341,000 of our convertible note holders of their intent to convert their notes into common stock, and subsequently converted those notes into common stock. The remaining liability is $20,000.

(2)	On April 27, 2004, we assumed the remainder of a non-cancelable operating lease agreement for office space in Henderson, Nevada, that requires monthly payments of $5,882 and expires in October 2005. We have two one-year options to renew the lease. On May 1, 2004, we paid a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants.

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

On October 24, 2001, we entered into a service agreement with a clinical research organization, Clinical Cardiovascular Research, L.L.C. (“C2R”). C2R is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. C2R will assist us with the FDA approval process for its drug. C2R’s fees are based on negotiated rates for services plus expenses. During the three month periods ended March 31, 2005 and 2004 we expended approximately $250,000 and $156,200 for these services, respectively.

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

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. The expected cost for the first prototype will be approximately $70,000. During the three month period ended March 31, 2005 we expended approximately $22,000 for these services.

Off-Balance Sheet Transactions

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2004, and for variable interest entities in which an enterprise obtains an interest after that date. We do not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal Three months beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for Three months beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

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

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of approximately $20,056,423 as of March 31, 2005. We are not currently profitable. Even if we succeed in developing and commercializing Cardio Vascu-Grow™, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At March 31, 2005, we had $17,395,283 in cash, cash equivalents and short-term investments. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the end of 2007 since the assumed conversion of most of our convertible notes has occurred.

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

As of March 31, 2005 we had one scientist employee, John W. Jacobs, Ph.D., and twelve scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of either of our lead scientists, Thomas Stegmann, M.D. and John W. Jacobs, Ph.D., could impede the achievement of our development objectives.

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

Daniel C. Montano, our Chairman of the Board, President, Chief Executive Officer and the owner of 25.49% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc., including a cease and desist order entered by the SEC in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/ or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Daniel C. Montano owns beneficially approximately 25.49% of our outstanding voting stock. Mr. Montano also owns 18.25% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.56% of Phage’s outstanding common stock. Additionally, certain of our officers and directors (including Daniel C. Montano, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) own or hold voting control over an aggregate of 41.20% of Phage’s outstanding common stock; however, they have no agreement to vote together.

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

Our officers, directors and principal stockholders together control approximately 82.75% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.	Controls and Procedures

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

Internal Control Over Financial Reporting

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

By:	/S/ MICKAEL A. FLAA
Mickael A. Flaa
Chief Financial Officer