Form 10-Q
period 2005-06-30
CardioVascular BioTherapeutics, Inc.
filed 2005-08-11
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 3, 2005, 122,533,116 shares of the Registrant’s common stock were outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Balance Sheets at June 30, 2005 and December 31, 2004	3

	Unaudited Statements of Operations for the Six and Three Months Ended June 30, 2004 and 2005 and for the period from March 11, 1998 (inception) to June 30, 2005	4

	Unaudited Statements of Stockholders’ Equity (Deficit) for the period from March 11, 1998 (inception) to June 30, 2005	5

	Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005 and for the period from March 11, 1998 (inception) to June 30, 2005	6

	Notes to Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2004 AND JUNE 30, 2005 (UNAUDITED)

	December 31, 2004	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,530,221	$13,467,096
Short-term investments	85,362	111,013
Prepaid assets	479,500	689,944

Total Current assets	5,095,083	14,268,053
Property and equipment, net	30,119	28,245
Deferred offering costs	866,512	—
Deferred debt financing costs, net	712,664	—
Other assets	5,900	5,900

Total assets	$6,710,278	$14,302,198

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current Liabilities:
Current portion of convertible notes payable	$1,035,000	$—
Accrued interest payable	1,187,870	2,612
Due to affiliates	522,719	163,348
Accounts payable	713,280	259,148
Accrued payroll and payroll taxes	18,075	38,346

Total current liabilities	3,476,944	463,454

Convertible notes payable, net of current portion and net of debt discount of $1,745,001 and $0	8,615,999	—

Total Liabilities	12,092,943	463,454

Commitments and contingencies
Stockholders’ Equity (deficit):
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; 23,250 shares and 3,500 shares outstanding at December 31, 2004 and June 30, 2005, respectively	23	4
Common stock, $0.001 par value; 400,000,000 shares authorized; 112,649,650 shares issued and outstanding in December 31, 2004 and 122,475,616 issued and outstanding in June 30, 2005, respectively	112,650	122,476
Committed common stock	2,000	138
Additional paid-in capital	11,293,919	36,345,438
Deficit accumulated during the development stage	(16,791,257)	(22,629,312)

Total stockholders’ equity (deficit)	(5,382,665)	13,838,744

Total liabilities and stockholders’ equity (deficit)	$6,710,278	$14,302,198

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,		For the Period from March 11, 1998 (inception) to June 30, 2005
	2004	2005	2004	2005
Operating expenses:
Research and development (a)	735,012	1,195,114	281,613	782,397	7,582,002
Selling, general and administrative (b)	841,557	3,214,249	538,642	1,866,707	9,764,880

Total operating expenses	1,576,569	4,409,363	820,255	2,649,104	17,346,882

Operating (Loss)	(1,576,569)	(4,409,363)	(820,255)	(2,649,104)	(17,346,882)
Other income (expenses)
Interest Income	7,699	123,254	7,699	76,215	185,628
Interest Expense	(559,265)	(1,551,946)	(274,937)		(5,447,804)
Other Expenses	—	—	—	—	(5,254)
Equity loss in unconsolidated investee	—	—	—	—	(15,000)

Net Other Expenses	(551,566)	(1,428,692)	(267,238)	76,215	(5,282,430)
Net (Loss)	(2,128,135)	(5,838,055)	(1,087,493)	(2,572,889)	(22,629,312)

(Loss) per share
Basic Loss per share	$(0.02)	$(0.05)	$(0.01)	$(0.02)
Diluted loss per share	(0.02)	(0.05)	(0.01)	(0.02)

Shares used to calculate loss per share
Basic	110,190,100	117,866,733	110,190,100	121,359,094

Diluted	110,190,100	117,866,733	110,190,100	121,359,094

(a) Research & Development with Related Parties (Notes 4 and 9)	$23,041	$224,231	$11,520	$126,696	$1,209,184
(b) Selling General and Administration with Related Parties (Notes 4 and 9)	35,141	77,747	17,571	36,742	829,283

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050,000	93,050	67	(92,186)		931
Issuance of common stock for cash	7/9/1998	0.10			300,000	300		29,700		30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53				520,347		520,400
Net loss									(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)

Issuance of common stock to founders	(2)	$0.001			4,580,000	4,580	(46)	(4,488)		46
Issuance of common stock for cash	6/25/1999	0.30			66,800	67		19,933		20,000
Issuance of common stock for cash	6/25/1999	0.30			100,000	100		29,900		30,000
Issuance of common stock for cash	10/5/1999	0.30			340,000	340		101,660		102,000
Issuance of stock options for services								82,293		82,293
Net loss									(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)

Issuance of common stock to founders	(3)	$0.001			2,120,000	2,120	(21)	(2,078)		21
Issuance of common stock for cash	12/21/2000	0.4117			8,750,000	8,750		3,593,250		3,602,000
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150		(148)		0
Issuance of common stock for services	(5)				583,300	583		(583)		0
Issuance of stock options for services								73,660		73,660
Net loss									(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735

Issuance of common stock for cash	8/10/2001	0.80			150,000	150	—	119,850		120,000
Net loss									(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)

Net loss									(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)

Issuance of stock options for services								47,120		47,120
Issuance of warrants for services								119,744		119,744
Net loss									(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)

Issuance of common stock for
conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for
cash	(8)				1,725,000	1,725		14,709,660		14,711,385
conversion of convertible notes	(6)				4,090,000	4,090	138	10,326,773		10,331,001
conversion of convertible preferred stock	(7)		(19,750)	(19)	3,975,000	3,975	(2,000)	(1,956)		—
exercise of options	(10)				35,966	36		16,967		17,003
Issuance of warrant for cash	(9)							75		75
Net loss (unaudited)								—	(5,838,055)	(5,838,055)

Balance, June 30, 2005 (unaudited)			3,500	$4	122,475,616	$122,476	$138	$36,345,438	$(22,629,312)	$13,838,744

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998

(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999

(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000

(4)	Preferred stock converted to common stock

(5)	Offering costs

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and the six month period ended June 30, 2005

(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and the six month period ended June 30, 2005

(8)	Public offering of 1,725,000 common shares at $10.00 per share

(9)	Underwriters warrants sold with the public offing

(10)	Multiple employee option exercises

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

			For the Six Month Periods Ended June 30,		For the Period from March 11, 1998 (inception) to June 30, 2005
			2004	2005
Cash flows from operating activities:
Net loss			$(2,128,135)	$(5,838,055)	$(22,629,312)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			—	6,297	14,622
Amortization of beneficial conversion feature			—	710,001	2,050,000
Amortization of deferred debt financing costs			269,207	712,664	2,135,715
Stock options issued for services rendered			48,720	—	282,250
Warrants issued for services rendered			—	—	119,744
Equity in loss of unconsolidated investee			—	—	15,000
(Increase) decrease in:
Restricted cash			(110,000)	—	—
Prepaid expenses			(342,746)	(210,444)	(689,944)
Other assets			(5,900)	—	(20,900)
(Increase) decrease in:			—	—	—
Accounts payable			180,446	(290,784)	423,492
Accrued payroll and payroll taxes			(2,733)	20,272	38,347
Accrued interest			278,205	(1,185,258)	2,612
Other current liabilities			110,000	—	—

Net cash used in operating activities	(a	)	(1,702,936)	(6,075,307)	(18,258,374)

Cash flows from investing activities:
Purchase of short term investments			(75,000)	(25,651)	(111,013)
Proceeds from sale of short term investments			—	—	(6,026)
Purchase of property and equipment			(16,640)	(4,423)	(36,841)

Net cash provided by (used in) investing activities:	(b	)	(91,640)	(30,074)	(153,880)

Cash flows from financing activities:
Net proceeds from sale of common stock			—	15,547,972	19,451,972
Proceeds from the exercise of options			—	17,003	17,003
Proceeds from sale of preferred stock			—	—	520,400
Proceeds from issuance of notes payables			5,831,200	—	14,092,200
Deferred debt financing cost			(980,130)	—	(2,135,713)
Proceeds from notes payable issued under Regulation D			—	—	800,000
Cash paid for deferred offering costs			(125,864)	—	(866,512)
Due to net increase (decrease) in affiliates			366,016	(522,719)	—
Subscription receivable			1,507,230	—	—

Net cash provided by financing activities	(c	)	6,598,452	15,042,256	31,879,350

Increase (decrease) in cash and cash equivalents			4,803,876	8,936,875	13,467,096
Cash and cash equivalents at beginning of period			1,634,327	4,530,221	—

Cash and cash equivalents at end of period			$6,438,203	$13,467,096	$13,467,096

Suplemental disclosure of cash flow information:
Interest paid			$0	$1,306,165	$1,310,515

Income taxes paid			$400	$400	$5,600

(a)	Including amount with related parties of $1,397,466, $647,766 and $7,218,133, respectively.

(b)	Including amount with related parties of $0, $0 and $0, respectively.

(c)	Including amount with related parties of $763,500, $0 and $1,612,994, respectively.

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

During the six months periods ended June 30, 2004 and 2005 and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively

During the six months periods ended June 30, 2004 and 2005 and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services respectively

During the six months periods ended June 30, 2004 and 2005 and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0 and $2,050,000 respectively

During the six months periods ended June 30, 2004 and 2005 and the period from March 11, 1998 (inception) to June 30, 2005, 28,100, 19,750 and 49,350 shares of convertible preferred stock were converted into 2,810,000, 1,975,000 and 4,935,000 shares of common stock, respectively. During the period ended June 30, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

During the six months periods ended June 30, 2004 and 2005 and the period from March 11, 1998 (inception) to June 30, 2005, 0, $ 10,331,000 and $ 14,862,200 of convertible notes payable were converted into 0, 4,085,000 and 5,739,550 shares of common stock, respectively, and 50,000 shares of committed common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

These financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended December 31, 2004 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

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

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for the proceeds to the Company of $2,030,625.

On February 16, 2004, the company sold warrants to purchase 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the date of the effective date of the IPO, February 11, 2005.

4.	TRANSACTIONS AND CONTRACTUAL RELATIONSHIPS WITH AFFILIATED ENTITIES

Cardio is a member of an affiliated group, through common management, which includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International (“CPI”), Sribna Culya Biopharmaceuticals Inc. (“Sribna”), Proteomics Biopharmaceuticals Technologies Inc. (“Proteomics”), Zhittya Stem Cell Medical Research Company Inc. (“Zhittya”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the (“affiliates”). The common management of Cardio and Phage spend a sufficient amount of their time with each Company to satisfy the needs for each company and the remaining balance to other interests.

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

License Agreement

Cardio has a Joint Patent Ownership and License Agreement with Phage. Under that agreement, Cardio and Phage, respectively, own an undivided one half interest in the U.S. and foreign patent rights necessary to develop and commercialize Cardio Vascu-Grow™; and Phage agrees to provide certain technical development services to Cardio and to manufacture Cardio Vascu-Grow™ for Cardio’s clinical trials at cost. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. As a part of this agreement, Cardio is obligated, at its option, to either (i) pay to Phage ten percent of net sales for Cardio Vascu-Grow™ manufactured for Cardio by Phage or (ii) pay to Phage a six percent royalty based on Cardio’s net sales price of Cardio Vascu-Grow™ that Phage does not manufacture for Cardio. This agreement expires on the last to expire of the patent rights covered, including extensions.

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of June 30, 2005, Cardio had cash and cash equivalents of $13,467,096 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials, and may manufacture it for subsequent commercial production. Phage has three drugs that have been approved by the FDA to be administered to humans in clinical trials indicating Phage is capable of manufacturing drug products to acceptable standards.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the six months June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited) payments to Phage relating to such services were $23,041, $224,231 and $1,209,184, respectively.

Administrative Support

For the six months June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited) Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support the six months ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited) were $35,141, $77,747 and $829,283, respectively.

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

Asia Distribution Agreement

On December 15, 2000, the Company entered into an agreement with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize Cardio’s future products. Cardio transferred to KBDC the rights to manufacture and sell its products for 99 years in all of Korea, China, and Taiwan. In exchange, KBDC arranged the purchase of 8,750,000 shares of Cardio’s common stock for $3,602,000. KBDC agreed to fund all of the regulatory approval process in Korea for any products of Cardio. In addition, KBDC agreed to pay a royalty of 10% of net revenues to Cardio. The royalties will be paid for the life of the agreement. Daniel C. Montano, the Company’s chairman, owns 17% of KBDC and is a former member of the board of directors. KBDC invested $200,000 in each of Sribna, Proteomics and Zhittya and invested $60,000 in CPI.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2005 (unaudited), the Company has accumulated a deficit of $22,629,312. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Stock Split

In February 2004, the Board of Directors approved, with the approval of the shareholders, a forward 100-to-1 common stock split. The accompanying financial statements and notes to the financial statements have been retrospectively restated to reflect this split.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to compensation expense for options, warrants and common stock issued for services.

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Short Term Investments

Short-term investments generally mature between three months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2004 and June 30, 2005 (unaudited), the short term investments were $85,362 and $111,013 , respectively.

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

The Company has prepaid a portion of the Phase I FDA trial to C2R (Note 13). Such amount is included in prepaid expenses in the accompanying balance sheet. This amount will be offset against the final invoices from C2R for this FDA trial and expensed.

Nonmonetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and are amortized over the term of the convertible notes payable. At December 31, 2004, there were $712,664 of these costs and none at June 30, 2005.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2004 and June 30, 2005 (unaudited), uninsured portions of cash amounted to $4,310,222 and $13,759,205, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and June 30, 2005 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2004	June 30, 2005
Convertible preferred stock	2,325,000	350,000
Stock options	2,755,000	2,719,034
Warrants	1,233,330	1,308,330
Convertible notes payable	4,143,000	—

Deferred Offering Costs

Costs incurred in connection with the Company’s IPO were capitalized as of December 31, 2004. Upon completion of the IPO in February 2005, the costs were recorded as a reduction to additional paid-in capital. As of December 31, 2004 and June 30, 2005 (unaudited), the Company capitalized deferred offering costs in the amount of $866,512 and $0, respectively. These amounts are included in deferred offering costs on the balance sheet at December 31, 2004 and as part of additional paid in capital at June 30, 2005

Stock-Based Compensation

The Company accounts for stock option grants to employees using the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since the Company has historically followed the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. However, the Company’s financial statement disclosures have been designed to conform to the new disclosure requirements that SFAS No. 148 prescribes.

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

Recently Issued Accounting Pronouncements

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the meaning of the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our Company’s stock-based compensation expense.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

6.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2004, and June 30, 2005 (unaudited):

	December 31, 2004	June 30, 2005
Cash in bank	$4,530,221	$13,467,096
Cash in short term investments	85,362	111,013

Total	$4,615,583	$13,578,109

7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid assets at December 31, 2004 and June 30, 2005 (unaudited), consisted of the following:

	December 31, 2004	June 30, 2005
Prepaid clinical trial expenses (a)	$400,000	$400,000
Prepaid insurance	—	150,000
Prepaid legal fees	62,500	56,172
Prepaid website services	—	30,000
Prepaid other	17,000	53,772

	$479,500	$689,944

(a)	Prepaid clinical trial expense is related to advance payments the Company made for its Phase I trial of Cardio Vascu-Grow™ to C2R. The Company will expense this amount against the final billings for the Phase I trial progresses.

8.	CONVERTIBLE NOTES PAYABLE

The Company issued convertible debt, as summarized below, payable to various individuals. As of December 31, 2004, the Company issued Series I, Series II and Series IIa convertible promissory notes.

Convertible note holders were required to notify the Company regarding their intent to convert their convertible notes into common stock in the 30-day period following the completion of the Company’s IPO.

As of June 30, 2005, four note holders with a total of $30,000 of convertible notes had notified the Company of their intention not to convert their notes into common stock and these notes were paid in cash in the period ended June 30, 2005.

Series I Convertible Promissory Notes

The Series I Convertible Promissory Notes were payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30 days after the successful completion of the Company’s initial public offering. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $2 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $4 per share, the conversion price would have been adjusted to equal 50% of the initial public offering price.

These notes have been converted into common shares. (See conversion details Note 10)

Series II Convertible Promissory Notes

The Series II Convertible Promissory Notes were payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30 days after the successful completion of the Company’s initial public offering. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the initial public offering price.

These notes have been converted into common shares. (See conversion details Note 10)

Series IIa Convertible Promissory Notes

In July 2004, the Company sold $800,000 of convertible notes payable series IIa. The terms of the convertible notes payable series IIa are identical to the terms of the convertible notes payable series II as discussed above.

The convertible promissory notes were payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30 days after the successful completion of the Company’s initial public offering. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the convertible notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the initial public offering price.

These notes have been converted into common shares. (See conversion details Note 10)

Components of Interest Expense

During the year ended December 31, 2004, the Company issued Series II and Series IIa convertible promissory notes with an imbedded beneficial conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $2,050,000. The Company’s estimate of fair market value resulting in a beneficial conversion feature was based on the “Letter of Intent” with the underwriters. This amount will be recognized in the statement of operations as interest expense during the period from the commitment date of the notes to the maturity dates of the notes.

The Company recognized interest expense resulting from the beneficial conversion feature of $0, $710,001 and $2,050,000, respectively, for the six months ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited).

Since the convertible promissory notes have a reset provision upon the completion of the initial public offering, the Company retested the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the conversion price and the fair value of the common stock, at the effective initial public offering date, will be recorded as a debt discount and will be amortized to interest expense over the redemption period of the convertible notes payable in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” No additional Beneficial Conversion feature was required to be recovered.

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), total financing costs of $269,207, $712,664 and $2,135,715, respectively, were charged to interest expense.

For the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005, the interest expense on the Series I, II and IIa convertible notes was $278,205, $127,073 and $1,314,943, respectively.

Outstanding balances of convertible notes payable were as follows:

	December 31, 2004	June 30, 2005
Series I	$6,211,000	$—
Series II	3,570,000	—
Series IIa	580,000	—

Total Convertible notes payable	10,361,000	—
Less discount for beneficial conversion	(2,050,000)	—
Plus amortization of discount to interest expense	1,339,999	—
Less current portion	(1,035,000)	—

	$8,615,999	$—

9.	DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2004 and June 30, 2005 (unaudited), consisted of the following:

	December 31, 2004	June 30, 2005
Phage (a)	$522,719	$163,348

Total	$522,719	$163,348

(a)	Unsecured amounts payable due from an affiliated party, interest payable at 7% per annum, and due on demand.

At December 31, 2004 and June 30, 2005 (unaudited), the Company incurred technical development costs from Phage pursuant to the License Agreement (Note 2). The balances due to Phage represent unpaid amounts by the Company to Phage at December 31, 2004 and June 30, 2005 (unaudited), for these technical development services.

Interest expense related to affiliates for the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited), and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), were, $11,853, $8,953 and $112,307, respectively.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

During the six month periods ended June 30, 2005, eight convertible preferred shareholders elected to convert 19,750 of their preferred shares into 1,975,000 shares of common stock. The 2,000,000 shares of common stock, which as of December 31, 2004 had not been issued but were classified as committed common stock, were issued during this period.

At June 30, 2005, there was one remaining preferred stock holder with 3,500 shares outstanding, who chose to convert subsequent to period end (see note 14).

Common Stock

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005 the Company’s Initial Public Offering (IPO) was closed and the company received net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for proceeds to the Company of $2,070,500.

As of June 30, 2005 all convertible notes payable have been converted into common stock except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued except 138,000 shares that are to be issued, and which are classified as committed common stock in the accompanying balance sheet.

During the period ended June 30, 2005, eight convertible preferred shareholders elected to convert 19,750 of their preferred shares into 1,975,000 shares of common stock. In addition, 3 stock option holders exercised options to purchase 35,966 shares of common stock.

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

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors, determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through June 30, 2005, the Company had granted options to both employees and non-employee consultants.

In July 2004, the Company established the Cardiovascular BioTherapeutics, Inc. 2004 Stock Plan (the “Stock Plan”) permitting the awards of (a) incentive stock options within the meaning of section 422 of the Code, (b) non-qualified stock options, (c) stock appreciation rights, and (c) restricted stock to directors, officers, employees and consultants. The Company reserved 5,000,000 shares for the Plan and limited the maximum number of shares to be granted to any one individual in one year to 500,000. No awards have been made pursuant to this Plan.

During the six month period ended June 30, 2005 the Company issued no options.

During the period ended June 30, 2005, three stock option holders executed their options to purchase 35,966 shares of common stock.

Warrants

On February 16, 2004, the company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the effective date of the IPO, February 11, 2005

Authorized Shares

At the Company’s Annual Meeting on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares. It also authorized the board of directors at its discretion to implement a two-for-one (2:1) stock split in the Common Stock of the Company, if at all, prior to the 2006 Annual Meeting of Stockholders.

11.	RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0 and $200,000, respectively.

During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $136,150, $191,538 and $1,096,148, respectively.

During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited), and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, and $116,000, respectively.

Cardio paid commissions to GHL Financial Services Ltd. (“GHL”), in which a director is a principal and owns 7.9% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), Cardio paid GHL $980,130, $5,000, and $2,174,755, respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), Cardio paid Dr. Stegmann $135,000, $139,250 and $541,368, respectively.

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Dan C. Montano, for consulting services. During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited). Consulting fees Cardio incurred were $0, $5,000 and $530,240, respectively.

During the six month periods ended June 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $25,000, $5,000 and $151,055, respectively.

In August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease. (See note 3).

12.	INCOME TAXES

Significant components of the provision for income taxes for the six month periods ended June 30, 2004 (unaudited), and 2005 (unaudited) were as follows:

	June 30, 2004	June 30, 2005
Current
Federal	$—	$—
State	400	400
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$400	$400

The Company had net operating loss carry forwards for federal and state income tax purposes of approximately $16,465,000 and $18,056,000, respectively, which expire through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882 and expires in October 2005. On May 2004, the Company gave a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed prorata to the Company.

On August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period September 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. The Company sub-leases space from Phage for approximately $2800 per month as part of the agreement for administrative services.

Employment Agreements

In April 2000, the Company entered into an employment agreement with its Chief Scientific Officer, effective May 1, 2000. Under the terms of employment agreement, the Company paid a monthly salary of $3,000. Also, Cardio provided a vehicle allowance equal to $500 per month. The agreement was for three years and expired on April 15, 2003.

In July 2004, the Company entered into an employment agreement with a nonexecutive employee, effective August 1, 2004, under the terms of which Cardio will pay a monthly salary of $10,000. The agreement is for three years and expires July 31, 2007.

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements were $104,000, $209,581 and $928,883, for the six month periods ended June 30, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 years.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with Clinical Cardiovascular Research, L.L.C., (“C2R”). C2R is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. C2R assists Cardio with the FDA approval process for its drug. Service fees for the six month periods ended June 30, 2004(unaudited), 2005(unaudited) and the period from March 11, 1998 (inception) to June 30, 2005(unaudited), were $451,509, $525,853 and $2,339,421, respectively. The agreement is still on going as of June 30, 2005.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the production of the Company’s products. Service fees for the three month periods ended March 31, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), were $0 and $370,100 respectively. The principal in this company owns 18.25% of Phage Biotechnology Corporation, the Company affiliated manufacturer. As of March 31, 2005, the agreement is still ongoing.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for three month periods ended March 31, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005, (unaudited) were $43,428, $0 and $431,698, respectively. As of March 31, 2005, the agreement is still ongoing.

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold six series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has not run. For those noteholders that elected to convert to common stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. That liability would extend for up to three years after the date of the sale of the applicable convertible note that was converted to common stock. The notes are convertible at either $2.00 per share or $4.00 per share. Accordingly, the market price of the common stock would likely have to decrease by more than 50% from the anticipated $10 public offering price before a noteholder had a significant economic reason to pursue any potential rescission rights.

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

Phase I	Clinical trials are conducted with a small number of subjects to determine the early safety profile, maximum tolerated dose and pharmacokinetics of the product in human volunteers.

Phase II	Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III	Large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate with substantial evidence the efficacy and safety the FDA requires.

The Company’s current FDA approved trials combine the safety elements of a Phase I trial with the dosage elements of a Phase II clinical trial, including measuring clinical outcomes at different dosages of the drug in the target patient population, which is no-option heart patients. Upon completion of our Phase I trial, the Company will notify the FDA of the safety results obtained from this study and plans to commence its Phase II trials in a larger patient population.

The FDA closely monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. This is no guaranty that the FDA will not alter, suspend or terminate the testing.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time and is unaware of any claims that my be filed against it.

14.	SUBSEQUENT EVENTS

In July 2005, the last remaining convertible preferred shareholder elected to convert 3,500 of their preferred shares into 350,000 shares of common stock; and one option holder executed a stock option to purchase 7,000 shares of common stock.

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

Overview

We are a biopharmaceutical company focused on developing a new drug for the treatment of cardiovascular disease. We were established in 1998, as a Delaware corporation, to commercialize the results of clinical research in cardiovascular disease treatment that Dr. Thomas Stegmann performed in the mid-1990s. We have never generated revenues. We are a development-stage company and are still funding Phase I FDA clinical trials for our only current drug candidate, Cardio Vascu-Grow™.

Since inception, we have generated significant losses. As of June 30, 2005, we had an accumulated deficit of $22,629,312. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues unless and until the FDA approves Cardio Vascu-Grow™ and we begin marketing it. We expect to continue to spend significant amounts on the development of Cardio Vascu-Grow™. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of Cardio Vascu-Grow™ and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

We have a limited history of operations. Through June 30, 2005, we have funded our operations primarily through the initial public offering of our common stock and the private placements of convertible preferred stock, common stock and convertible notes. Our operating activities have fluctuated based on our ability to raise capital to fund our operations.

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

From our inception through June 30, 2005, our primary research and development activity has been the testing of Cardio Vascu-Grow™ in animals and in a “no-option” heart patient population. We are currently in an FDA trial designed to provide evidence for both safety and dosage levels. We have engaged Clinical Cardiovascular Research, L.L.C. (C2R) to manage this authorized FDA clinical trial. During fiscal 2004, we began preclinical activities for the use of Cardio Vascu-Grow™ for the possible treatment of stroke and for peripheral vascular disease in legs, and wound healing. These activities continue. Additionally, in 2003, we began the preclinical activities to develop a catheter delivery system to the human heart for Cardio Vascu-Grow™. These activities continue. We have outsourced these preclinical activities to independent research and design firms.

Our research and development expenses incurred through June 30, 2005 were expenses related primarily to the development of Cardio Vascu-Grow™ for the “no-option” patient population. We expect to incur additional research and development expenses of approximately $8,450,000 at various stages relating to Cardio Vascu-Grow™ for the “no-option” patient population prior to its anticipated commercial launch in the United States. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for our preclinical activities as these amounts are subject to the outcome of current preclinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through June 30, 2005 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing the company to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals. We expect these expenses to be material.

We have not generated taxable income to date. At June 30, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $16,465,000. If not utilized, federal net operating loss carry forwards will expire through 2020. To date, we have not recognized the potential tax benefit of our net operating losses on our balance sheets or statements of operations. The future utilization of our net operating loss carry forwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We will incur changes in ownership from both our initial public offering and from the conversion of our convertible preferred stock and convertible notes payable, which may result in limitations to our net operating loss carry forwards.

SUMMARY OVERVIEW OF THE SECOND FISCAL QUARTER ENDED JUNE 30, 2005

Clinical Research & Development

During the six month period ended June 30, 2005, we added one additional medical institution, University of Alabama Medical Center, Birmingham, Alabama, for a total of six facilities now conducting human studies that C2R is managing for our FDA clinical trials. We added seven more patients, for a total now of 19 patients in our current trial who have been administered Cardio Vascu-Grow™. To date we have received no reports of adverse effects due to the injections of our drug.

Nine additional patients will be enrolled in this study, and we anticipate that the final results from this FDA authorized Phase I clinical trial will be similar to the human results achieved in Dr. Stegmann’s first two human clinical trials in Germany in the late 1990s. At the conclusion of this trial, we will file a report with the FDA listing any adverse events or other safety issues observed with Cardio Vascu-Grow™ and then we plan to commence a Phase II study in an expanded patient population with additional clinical trial sites added. Given that the FDA will ultimately determine the course, and therefore the timing, of our clinical trials, we estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2007.

Pre-Clinical Research & Development

Wound Healing. During the six month period ended June 30, 2005, three animal trials were completed that demonstrated that Cardio Vascu-Grow™ was a safe and efficacious agent in healing wounds in diabetic mice. In addition it was demonstrated that little, if any, Cardio Vascu-Grow™ was absorbed into the blood stream after topical application to the wound surface.

MPI Research, Inc. conducted these three tests for us at a cost of approximately $108,000. These studies will be submitted as part of our IND application to the FDA to commence clinical trials. We can terminate our agreement with MPI Research, Inc. without incurring penalty by giving 30 days written notice of our intent to terminate.

Peripheral Vascular Disease. Lower extremity peripheral vascular disease (PVD) occurs in the blood vessels of the legs and feet. PVD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PVD of the lower extremities is a major cause of diminished ability to walk and advanced cases can lead to leg amputation. Estimates of prevalence of PVD in the U.S. range from 8-14 million patients with hospitalization of about 250,000 patients annually. Treatment options include angioplasty, stenting and other catheter-based procedures to dissolve clots. An area of research we are exploring is growing new blood vessels with Cardio Vascu-Grow™. that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We are collaborating with the American Cardiovascular Research Institute (Norcross, GA) which has conducted two animal efficacy studies for us at a cost of $120,000. Injections of Cardio Vascu-Grow™ were given 3 times a week for a 2-week period into the ischemic leg. Results from these studies demonstrated that Cardio Vascu-Grow™ caused a statistically significant increase in new blood vessel formation and iliac blood flow in the legs of the treated animals. Toxicity studies to support an IND application to the U.S. FDA are currently ongoing with MPI Research, Inc. at a cost of approximately $63,000. In addition, a clinical protocol for Phase I studies in diabetic patients is being prepared by C2R at a cost of $100,000.

Stroke. According to the American Heart Association 2005 Update, stroke is the third leading cause of death in the United States behind heart disease and cancer. Those who survive almost always live with some diminished capacity. Animal studies conducted by J.L. Ellsworth and associated persons, reported in the 2003 edition of Journal of Cerebral Blood Flow & Metabolism published by Lippincott Williams & Wilkens, Inc., have shown the potential of growth factor therapy in limiting the severity of brain damage after a stroke. A stroke is characterized by an area of the brain where the brain cells are dead and cannot grow back. However, surrounding this area of dead cells is an area of damaged living cells that are capable of being restored if an increased blood supply can be provided. This is our target area for treatment with Cardio Vascu-Grow™.

During the six month period ended June 30, 2005, two animal studies for stroke were performed by Neurological Testing Inc., Charleston South Carolina, at a cost of $40,000. These studies indicated and confirmed that Cardio Vascu-Grow™ could significantly reduce the volume of stroke in the animals. An additional study at a cost of $64,000 is currently in progress with Neurological Testing, Inc.

Chronic Back Pain and Lumbar Ischemia. Chronic back pain, which we estimate based on published reports, affects, 26 million Americans, has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. European medical researchers have speculated that chronic back pain resulting from blockage of blood vessels in the lower back precedes the blockage of coronary arteries in the heart by ten years. We are planning to participate in a proof of concept clinical trial in Europe in the second half of 2005 to test whether Cardio Vascu-Grow™ can successfully treat chronic back pain. If the results are positive, we plan to then file an application to the U.S. FDA to allow a study to begin in chronic back pain patients in the U.S.

Intestinal Ischemia. Cardiovascular disease in the intestinal tract can cause severe pain in people, even after the simple act of eating. A new potential application for Cardio Vascu-Grow™ is in the growing of new blood vessels in the digestive tract to address the medical problem of intestinal ischemia and pancreatitis. Smaller blood vessels that feed the intestines or pancreas can become blocked by the same atherosclerotic process that affects the coronary arteries in the heart. This results in restricted blood flow to the digestive tract, which can lead to pain, reduced absorption of nutrients, and diminished clearance of waste. We have just started work in this area, which affects a large number of mainly elderly. It is estimated by various physicians that this disease will affect almost everyone over the age of 70 to some degree.

Initial Public Offering and Over Allotment

On February 11, 2005, the SEC declared effective our S-1 registration statement for the new issuance of 1,500,000 common shares. On February 16, 2005, our Initial Public Offering (IPO) was closed and we received net proceeds of $13,622,500. On March 10, 2005, the underwriter exercised its option for the over-allotment and we issued 225,000 common shares for proceeds to us of $2,030,625. As a part of the IPO we sold warrants to purchase 75,000 shares of common stock to the underwriters for $75.00

Conversion of Promissory Notes and Preferred Stock

At March 31, 2005, all but four note holders with a total of $30,000 of convertible notes had notified us of their intention to convert their notes into common stock. In May 2005, one of these converted note holders elected to receive $10,000 cash in lieu of the 5,000 common stock shares issued to him. These were paid in cash in the second quarter of 2005.

During the period ended June 30, 2005, eight convertible preferred shareholders elected to convert 19,750 of their preferred shares into 1,975,000 shares of common stock.

At June 30, 2005, there was one remaining preferred stockholder with 3,500 shares outstanding.

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

Stock Based Compensation. We account for stock option grants to employees using the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (see Note 8 to our financial statements). In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since we have not issued stock options to employees from March 11, 1998 (inception) to December 31, 2003, the adoption of SFAS No. 148 has had no impact to our financial position or results of operations through that point in time. We issued stock options to employees in the year ended December 31, 2004 and recorded expense associated with the issuance of the options of $57,792. We anticipate granting options in the future to attract and retain independent board members, employees and others.

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

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to our formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2005, we have accumulated a deficit of $22,629,312. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Results of Operations

Six Months Ended June 30, 2005 and 2004

Our activities during the six month period ended June 30, 2005 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 63% from $735,014 to $1,195,114 for the six months ended June 30, 2004 and 2005 respectively. We began our Phase l FDA clinical trial with our first patient in December 2003. The trial has continued through 2005. In addition, we increased our pre-clinical activity in exploring other applications for our drug candidate Cardio Vascu-Growth in the areas of stroke recovery, wound healing, Peripheral Vascular Disease, chronic back pain, and intestinal ischemia. Our total increase in pre-clinical and clinical trial costs for the six months ended June 30, 2005 was $334,000. We also increased the size of our scientific staff and increased our commitment to our FDA regulatory consultants resulting in increased personnel costs of $110,000.

	Six Months Ended June 30,
	2004	2005	$ Change	% Change
Research and development (a)	$735,014	$1,195,114	$460,100	63%

(a)	Includes $23,041 and $224,231 paid to Phage Biotechnology Corporation

General and administrative expenses increased 282% from $841,557 to $3,214,249 for the six months ended June 30, 2005 and 2004, respectively. The increase resulted from an increase in our administrative costs in building necessary personnel and administrative infrastructure of $391,000. Marketing increased $670,000 and travel increased $215,000 as we became more active in our marketing and corporate development activities, and $258,000 of expenses relating to our company co-sponsoring the International Association of Regenerative Medicine Conference. Additionally, we incurred $417,000 of expenses related to being a public company, an increase in legal and accounting expenses of $275,000 and an increase in outside support services of $94,000.

	Six Months Ended June 30,
	2004	2005	$ Change	% Change
General and administrative (b)	$841,557	$3,214,249	$2,399,692	282%

(b)	Includes $35,141 and $77,747 paid to Phage Biotechnology Corporation

Interest income increased to $123,254 from 7,699 for the six months ended June 30, 2005 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during the first six months of fiscal 2005.

	Six Months Ended June 30,
	2004	2005	$ Change	% Change
Interest income	$7,699	$123,254	$115,555	1501%

Interest expense increased 177% to $1,551,946 from $559,265 for the six months ended June 30, 2005 and 2004, respectively. Of this amount, $712,461 was related to charging off the entire amount of unamortized deferred debt financing costs and $710,001 of unamortized debt discount, both of which were non-cash expenses.

	Six Months Ended June 30,
	2004	2005	$ Change	% Change
Interest expense	$559,265	$1,551,946	$992,681	177%

Three Months Ended June 30, 2005 and 2004

Our activities during the three month period ended June 30, 2005 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 178% from $281,613 to $782,397 for the three months ended June 30, 2004 and 2005 respectively. We have increased our pre-clinical activity in exploring other applications for our drug candidate Cardio Vascu-Growth in the areas of stroke recovery, wound healing, Peripheral Vascular Disease, chronic back pain, and intestinal ischemia. Our total increase in trial costs for the three months ended June 30, 2005 was $290,000. We also increased the size of our scientific staff and increased our commitment to our FDA regulatory consultants resulting in increased personnel costs of $133,000.

	Three Months Ended June 30,
	2005	2004	$ Change	% Change
Research and development (c)	$281,613	$782,397	$500,784	178%

(c)	Includes $11,520 and $126,696 paid to Phage Biotechnology Corporation

General and administrative expenses increased 247% from $538,642 to $1,866,707 for the three months ended June 30, 2005 and 2004, respectively. The increase resulted from an increase in our administrative costs in building necessary personnel and administrative infrastructure of $230,000. Marketing increased $600,000 and travel increased $66,000 as we became more active in our marketing and corporate development activities. Additionally, we incurred $174,000 of expenses related to being a public company, an increase in legal and accounting expenses of $250,000 and an increase in outside support services of $63,000.

	Three Months Ended June 30,
	2004	2005	$ Change	% Change
General and administrative (d)	$538,642	$1,866,707	$1,328,065	247%

(b)	Includes $17,571 and $36,742 paid to Phage Biotechnology Corporation

Interest income increased from $7,699 to $76,215 for the three months ended June 30, 2005 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during the comparative periods.

	Three Months Ended June 30,
	2004	2005	$ Change	% Change
Interest income	$7,699	$76,215	$68,143	885%

Interest expense decreased 100% for the three months ended June 30, 2005 and 2004, respectively, due to the conversion of all the convertible notes in March 2005.

	Three Months Ended June 30,
	2004	2005	$ Change	% Change
Interest expense	$274,937	$—	$(274,937)	-100%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2005, we have financed our operations through the initial public offering of our common stock and the private sale of our capital stock and our convertible notes. Through June 30, 2005, we have received net proceeds of approximately $33,000,946 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable. The table below summarizes our sales of equity securities and convertible notes through June 30, 2005.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	4,973,958
Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	753,667

Total net proceeds for issuance of our convertible notes payable	12,866,418

Net proceeds from the Initial Public Offering
1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125

Option exercises
35,966 stock option exercised	17,003

Total net proceeds from financings through June 30, 2005	$33,000,946

As of June 30, 2005, we had $13,578,109 in cash, cash equivalents and short-term investments. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the end of 2006.

In March 2005, we have received notification from $10,341,000 worth of our convertible note holders of their intent to convert their notes into common stock, and they subsequently converted those notes into common stock. The remaining liability of $20,000 was paid in cash. In May 2005, one of these converted note holders elected to receive $10,000 cash in lieu of the 5,000 shares issued to him.

Income Taxes

As of June 30, 2005, we had net operating loss carry forwards for federal income taxes of approximately $16,465,000. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure resulting from our initial public offering and from the conversion of our convertible preferred stock and convertible notes. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At June 30, 2005, we had deferred tax assets representing primarily the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Six Months ended June 30, 2005 and 2004

For the six months ended June 30, 2005, our operating activities consumed cash of $6,075,307, an increase of $4,372,281 over the six months ended June 30, 2004. Our activity level in 2005 increased dramatically over the level of activity in 2004 in both our research and development activities and our general and administrative activities because we were able to raise cash through the sale of our common stock. This liquidity allowed us to proceed with the FDA Phase l trial, add needed administrative capability and personnel, resume our marketing activities, and move forward with preparing the company to be a public company.

Purchase of short term investments consumed $25,651 of cash combined with $4,423 of capital expenditures for property and equipment, resulting in $30,074 of cash consumed in investing activities for the period ended June 30, 2005, which was a decrease of $61,566 over the six months ended June 30, 2004.

Financing activities generated $15,042,256 of cash during the year ended June 30, 2005, an increase of $8,443,804 over the six months ended June 30, 2004. This increase is primarily related to completion of our Initial Public Offering exceeding the proceeds from the sale of convertible notes payable during the six months ended June 30, 3004 and 2003 respectively.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of June 30, 2005:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	—	—	—	—
Operating lease obligations	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Our major outstanding contractual obligations are summarized as follows:

In April 2004, we assumed the remainder of a non-cancelable operating lease agreement for office space in Henderson, Nevada, that requires monthly payments of $5,882 and expires in October 2005. In May 2004, we paid a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants.

We entered into an agreement with Phage, our affiliate, in which we agreed to jointly own and license from one another the right to use certain patents including the patents related to Cardio Vascu-Grow™. As a part of that agreement, (a) Phage has agreed to provide product and support services for our preclinical and clinical trials at a price equal to Phage’s direct and indirect cost of services provided, and (b) at our election, we are obligated to either (i) pay to Phage ten percent of our net sales for Cardio Vascu-Grow™ manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our net sales price of Cardio Vascu-Grow™ for which we use a manufacturer other than Phage. This agreement expires on the last to expire of the patent rights covered including extensions.

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

On October 24, 2001, we entered into a service agreement with a clinical research organization, Clinical Cardiovascular Research, LLC (“C2R”). C2R is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. C2R will assist us with the FDA approval process for its drug. C2R’s fees are based on negotiated rates for services plus expenses. During the six month periods ended June 30, 2005 and 2004 we expended approximately $526,000 and $451,509 for these services, respectively.

We have signed a royalty agreement with Dr. Stegmann which provides him with a one percent royalty on net revenue from the sale of our Cardio Vascu-Grow™ product, if any, through December 31, 2013, measured quarterly and payable 90 days after each quarter end.

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

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. The cost for the first prototype which was delivered and tested was $70,000. During the six month period ended June 30, 2005 we expended approximately $25,000 for these services. Design changes will be made in the second prototype catheter at a cost of approximately $28,000.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Service for the six months period ended June 30, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2005 (unaudited), were $0, $570,000 and $570,000 respectively. As of June 30, 2005 the agreement is still ongoing.

Off-Balance Sheet Transactions

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal Six months beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for Six months beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

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

Management must adopt SFAS No. 123(R) by the first quarter of 2006. We currently use the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model we will utilize upon adoption of SFAS No. 123(R). Management plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our stock-based compensation expense.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the meaning of the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

RISK FACTORS

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of approximately $22,629,312 as of June 30, 2005. We are not currently profitable. Even if we succeed in developing and commercializing Cardio Vascu-Grow™, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At June 30, 2005, we had $13,578,109 in cash, cash equivalents and short-term investments. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the end of 2007 since the assumed conversion of most of our convertible notes has occurred.

If we continue to incur operating losses for a period longer than we anticipate, we will be unable to advance our development program and complete our clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next six years with our current resources and the net proceeds of our initial public offering. We may need to raise additional capital sooner, however due to a number of factors, including:

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

As of June 30, 2005, we had two scientist employees, John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and twelve scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

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

Daniel C. Montano, our Chairman of the Board, President, Chief Executive Officer and the owner of 25.01% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Our principal executive officers devote less than all of their business time to us.

Our Chief Executive Officer and President, Daniel C. Montano, along with Chief Financial Officer and Vice President, Mickael A. Flaa, and Chief Scientific Officer and Chief Operating Officer and Vice President, John W. Jacobs, will each only be devoting a sufficient amount of their business time to us to discharge 100% of their duties, and may devote time to an affiliated company which does business with us and the balance of their time on other business affairs. We do not have employment agreements with our executive officers or key employees. See following Risk Factor about potential conflicts of interest. Thomas Stegmann, M.D., one of our board members and our Chief Clinical Officer, devotes a sufficient amount of his business time to our affairs and the balance to The Fulda Medical Center in Germany. Accordingly, our principal executive officers may not have sufficient time to devote to our operations.

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

Daniel C. Montano owns beneficially approximately 25.01% of our outstanding voting stock. Mr. Montano also owns 18.25% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.56% of Phage’s outstanding common stock. Additionally, certain of our officers and directors (including Daniel C. Montano, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) own or hold voting control over an aggregate of 41.20% of Phage’s outstanding common stock; however, they have no agreement to vote together.

Mr. Montano devotes as much time as necessary to our affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

John W. (Jack) Jacobs is our Chief Operating Officer and Chief Scientific Officer and serves in the same positions with Phage. He joined our board of directors upon the closing of our initial public offering. He devotes as much time as necessary to our affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Mickael A. Flaa is our Chief Financial Officer and serves the same role with Phage. He joined our board of directors upon the closing of our initial public offering. He devotes as much time as necessary time to our affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Such individuals owe a fiduciary duty of loyalty to us. They also owe similar fiduciary duties to Phage. However, due to their responsibilities to serve both companies, there is potential for conflicts of interest. At any particular time, the needs of Phage could cause one or more of these executive officers to devote attention to Phage at the expense of devoting attention to us. In addition, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Such conflicts will be resolved by our conflicts resolution committee, comprised of independent directors and directors having no affiliation with Phage. If this occurs, matters important to us could be delayed. The results of such delays are not susceptible to accurate predictions but could include, among other things, delay in the production of sufficient amounts of Cardio Vascu-Grow™ to complete our clinical trials on our preferred timetable or to meet potential commercial demands if our clinical trials are successful and we receive FDA approval to sell the drug in the U.S. Such delays potentially could increase our costs of development or reduce our ability to generate revenue. Our officers will use every effort to avoid material conflicts of interest generated by their responsibilities to Phage, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

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

We have entered into an agreement with our affiliated company, Phage, to manufacture Cardio Vascu-Grow™ for us and to supply it to us. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents and then the agreement will expire on the date of the last patent to expire. Further, any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply. Any delay or interruption would likely lead to a delay or interruption in the production of Cardio Vascu-Grow™ and could negatively affect our operations. In addition, as part of the drug approval process for Cardio Vascu-Grow™, Phage will be inspected by the FDA prior to approval of the drug. Phage has the necessary approvals to manufacture Cardio Vascu-Grow™ for our clinical trials. If we obtain FDA approval for Cardio Vascu-Grow™, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of Cardio Vascu-Grow™ and thus negatively affect our ability to generate revenues.

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

If the FDA approves our products for marketing, their commercial success will depend upon the medical community and patients accepting our products as being safe and effective. A number of factors could affect the market acceptance of our products, including:

•	the timing and receipt of marketing approvals;

•	the safety and efficacy of the products;

•	the emergence of equivalent or superior products;

•	the cost-effectiveness of the products; and

•	effective marketing.

Our profitability will depend on the market’s acceptance of Cardio Vascu-Grow™ at a profitable price which may depend upon the agreement of third party payors to reimburse it. If the medical community and patients do not ultimately accept any products developed by us as being safe and effective, as well as cost effective, we may not recover our investment and our business may fail.

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

Even if the PTO grants patents with commercially valuable claim scope, our ability to exclude competitors will subsequently depend on our successful assertion of these patents against third party infringers and our successful defense of these patents against possible validity challenges. Our competitors, many of which have substantial resources and have made significant investments in competing technologies, may make, use or sell our proprietary products or processes despite our intellectual property. Litigation may be necessary to enforce our issued patents or protect our trade secrets. The prosecution of intellectual property lawsuits is costly and time-consuming, and the outcome of such lawsuits is uncertain. This is particularly true for our patents, since the courts often consider these technologies to involve unpredictable sciences. An adverse determination in litigation could result in narrowing of our scope of protection or the loss of our intellectual property, thereby allowing competitors to design around or make use of our intellectual property and sell our products in some or all markets. Thus, if any of our patents are invalidated or narrowed in litigation, we may not be able to exclude our competitors from using our key technologies.

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

The biotechnology and pharmaceutical industry has been characterized by extensive patent litigation and companies have deployed intellectual property litigation to gain a competitive advantage.

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

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases Cardio Vascu-Grow™ targets. All potential competitors that we know about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

Some of our competitors are established companies with greater financial, scientific, marketing and other resources than us. Other companies may succeed in developing products earlier than we do, obtaining FDA approval for products more rapidly than we do or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy we develop.

Our common stock has a limited trading history, and we expect that the price of our common stock will fluctuate substantially.

Our common stock started trading on the Over-the-Counter Bulletin Board (OTCBB) on March 10, 2005. Prior to then there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may be affected by a number of factors, including, but not limited to:

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

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. A significant number of shares in excess of 10,000,000 shares of our common stock are available for resale under Rule 144. In addition, there will be approximately 30,630,000 and 69,498,300 additional shares of common stock eligible for sale beginning August 11, 2006 and February 11, 2006, respectively, upon the expiration of lock-up arrangements between certain of our stockholders and underwriters. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 81.68% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Anti-takeover provisions in Delaware law could discourage a takeover and may prevent or frustrate any attempt by stockholders to change the direction or our management.

The provisions of Section 203 of the Delaware General Corporate Law govern our company, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These provisions of the Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our company and could delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction could cause the market price of our common stock to decline. Such provisions also make it difficult for stockholders to change the direction or management of the company.

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

Commencing in 2001 and ending in August 2004, we sold six series of convertible notes, each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. We made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty because we did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the Securities and Exchange Commission. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. For those noteholders that elected to convert to common stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. If the sales to noteholders that have converted to common stock had to be rescinded, our total potential liability could be $14,892,200 plus interest. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were convertible at either $2.00 per share or $4.00 per share. Accordingly, the market price of our common stock would likely have to decrease by more than 50% from the $10 public offering price before a noteholder had a significant economic reason to pursue any potential rescission rights.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules the Securities and Exchange Commission subsequently implemented, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

On April 19, 2005, we filed a Definitive Notice and Proxy Statement on Schedule 14A with the Securities and Exchange Commission setting forth proposals submitted to shareholders on which they are requested to vote at our 2005 Annual Meeting of Stockholders to be held on May 23, 2005 at 10:00AM, Pacific Time, at Green Valley Ranch Resort & Spa, 2300 Paseo Verde Drive, Henderson, Nevada 89052, for the following purposes:

1.	To elect directors to serve until the 2006 Annual Meeting of Stockholders;

2.	To ratify the appointment of Singer Lewak Greenbaum & Goldstein LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2005;

3.	To amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares;

4,	To authorize the Board of Directors to implement a two-for-one (2:1) stock split in the Common Stock of the Company, if at all, prior to the 2006 Annual Meeting of Stockholders; and

5.	To transact such other business as may properly come before the meeting or any adjournment(s) thereof.

On May 23, 2005, a quorum was present and a majority of the shareholders passed proposals 1 through 4 above at the 2005 Annual Meeting of Stockholders. The amendment to the Certificate of Incorporation, pursuant to proposal 3 above, was filed and became effective with the Secretary of the State of Delaware on May 23, 2005 increasing the number of authorized shares of Common Stock to 400,000,000 shares. No other business came before the meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document

3(i)	Certificate of Amendment to the Restated Certificate of Incorporation of CardioVascular BioTherapeutics, Inc. increasing the number of authorized shares of Common Stock to 400,000,000 shares (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, File No. 000-51172, filed with the Securities and Exchange Commission on April 19, 2005).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

By:	/s/ MICKAEL A. FLAA
Mickael A. Flaa Chief Financial Officer