Form 10-Q
period 2005-09-30
CardioVascular BioTherapeutics, Inc.
filed 2005-11-07
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

7251 W Lake Mead Blvd, Suite 300

Las Vegas, Nevada

(Address of principal executive offices)

89128

(Zip Code)

702-248-1174

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005, 123,051,116 shares of the Registrant’s common stock were outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Balance Sheets at September 30, 2005 and December 31, 2004	3

	Unaudited Statements of Operations for the Nine and Three Months Ended September 30, 2004 and 2005 and for the period from March 11, 1998 (inception) to September 30, 2005	4

	Unaudited Statements of Stockholders’ Equity (Deficit) for the period from March 11, 1998 (inception) to September 30, 2005	5

	Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005 and for the period from March 11, 1998 (inception) to September 30, 2005	7

	Notes to Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2004 AND SEPTEMBER 30, 2005 (UNAUDITED)

	December 31, 2004	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,530,221	$10,345,034
Short-term investments	85,362	126,596
Due from affiliate	—	25,634
Prepaid assets	479,500	761,208

Total current assets	5,095,083	11,285,472

Property and equipment, net	30,119	89,684
Deferred offering costs	866,512	—
Deferred debt financing costs, net	712,664	—
Other assets	5,900	5,900

Total assets	$6,710,278	$11,354,056

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current Liabilities:
Current portion of convertible notes payable	$1,035,000	$—
Accrued interest payable	1,187,870	—
Due to Affiliates	522,719	—
Accounts payable	713,280	80,650
Accrued payroll and payroll taxes	18,075	22,414

Total current liabilities	3,476,944	103,064

Convertible notes payable, net of current portion and net of debt discount of $1,745,001 and $0	8,615,999	—

Total liabilities	12,092,943	103,064

Commitments and contingencies
Stockholders’ Equity (deficit):
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; 23,250 shares and no shares outstanding at December 31, 2004 and September 30, 2005, respectively	23	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 112,649,650 shares issued and outstanding at December 31, 2004 and 123,026,116 issued and outstanding at September 30, 2005, respectively	112,650	123,026
Committed common stock	2,000	25
Additional paid-in capital	11,293,919	38,143,701
Deficit accumulated during the development stage	(16,791,257)	(27,015,760)

Total stockholders’ equity (deficit)	(5,382,665)	11,250,992

Total liabilities and stockholders’ equity (deficit)	$6,710,278	$11,354,056

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,		For the Period from March 11, 1998 (inception) to September 30, 2005
	2004	2005	2004	2005
Operating expenses:
Research and development (a)	$1,745,463	$2,266,631	$1,010,451	$1,071,517	$8,653,519
Selling, general and administrative (b)	1,551,459	6,577,642	709,902	3,363,393	13,128,273

Total operating expenses	3,296,922	8,844,273	1,720,353	4,434,910	21,781,792

Operating (Loss)	(3,296,922)	(8,844,273)	(1,720,353)	(4,434,910)	(21,781,792)
Other income (expenses)
Interest income	15,735	209,255	8,036	86,001	271,629
Interest expense	(1,188,985)	(1,589,485)	(629,720)	(37,539)	(5,485,343)
Other expenses	—	—	—	—	(5,254)
Equity loss in unconsolidated investee	—	—	—	—	(15,000)

Net other income (expenses)	(1,173,250)	(1,380,230)	(621,684)	48,462	(5,233,968)

Net (Loss)	$(4,470,172)	$(10,224,503)	$(2,342,037)	$(4,386,448)	$(27,015,760)

(Loss) per share
Basic loss per share	$(0.04)	$(0.09)	$(0.02)	$(0.04)
Diluted loss per share	(0.04)	(0.09)	(0.02)	(0.04)

Shares used to calculate loss per share
Basic	110,190,100	119,526,639	110,190,100	122,664,860

Diluted	110,190,100	119,526,639	110,190,100	122,664,860

(a) Research & Development with Related Parties (Notes 4 and 9)	$336,582	$480,276	$313,541	$200,991	$5,147,417
(b) Selling General and Administration with Related Parties (Notes 4 and 9)	$1,322,677	$716,587	$1,287,536	$348,106	$2,619,813

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050,000	93,050	67	(92,186)		931
Issuance of common stock for cash	7/9/1998	0.10			300,000	300		29,700		30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53				520,347		520,400
Net loss									(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)

Issuance of common stock to founders	(2)	$0.001			4,580,000	4,580	(46)	(4,488)		46
Issuance of common stock for cash	6/25/1999	0.30			66,800	67		19,933		20,000
Issuance of common stock for cash	6/25/1999	0.30			100,000	100		29,900		30,000
Issuance of common stock for cash	10/5/1999	0.30			340,000	340		101,660		102,000
Issuance of stock options for services								82,293		82,293
Net loss									(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)

Issuance of common stock to founders	(3)	$0.001			2,120,000	2,120	(21)	(2,078)		21
Issuance of common stock for cash	12/21/2000	0.4117			8,750,000	8,750		3,593,250		3,602,000
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150		(148)		0
Issuance of common stock for services	(5)				583,300	583		(583)		0
Issuance of stock options for services								73,660		73,660
Net loss									(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735

Issuance of common stock for cash	8/10/2001	0.80			150,000	150	—	119,850		120,000
Net loss									(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)

Net loss									(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)

Issuance of stock options for services								47,120		47,120
Issuance of warrants for services								119,744		119,744

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Net loss									(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)

Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
conversion of convertible notes	(6)				4,203,000	4,203	25	10,326,773		10,331,001
conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,302)		1
exercise of options	(10)				123,466	123		82,878		83,001
Issuance of warrant for cash	(9)							75		75
Stock-based compensation								1,732,698		1,732,698
Net loss (unaudited)								—	(10,224,503)	(10,224,503)

Balance, September 30, 2005 (unaudited)			—	$0	123,026,116	$123,026	$25	$38,143,701	$(27,015,760)	$11,250,992

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998.

(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999.

(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000.

(4)	Preferred stock converted to common stock.

(5)	Offering costs.

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and the nine month period ended September 30, 2005.

(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and the nine month period ended September 30, 2005.

(8)	Public offering of 1,725,000 common shares at $10.00 per share, less offering costs and expenses.

(9)	Underwriters warrants sold with the public offering.

(10)	Multiple employee option exercises.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

		For the Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (inception) to September 30, 2005
		2004	2005
Cash flows from operating activities:
Net loss	(a)	$(4,470,172)	$(10,224,503)	$(27,015,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		1,409	8,937	17,262
Amortization of beneficial conversion feature		195,833	710,001	2,050,000
Amortization of deferred debt financing costs		440,255	712,664	2,135,715
Options issued for services rendered		79,176	—	282,250
Stock based compensation		—	1,732,698	1,732,698
Warrants issued for services rendered		—	—	119,744
Equity in loss of unconsolidated investee		—	—	15,000
(Increase) decrease in:
Prepaid expenses		(234,129)	(307,342)	(786,842)
Other assets		(5,900)	—	(20,900)
(Increase) decrease in:		—	—	—
Accounts payable		287,795	(632,630)	81,646
Accrued payroll and payroll taxes		19,695	4,337	22,412
Accrued interest		534,119	(1,187,870)	—

Net cash used in operating activities	(a)	(3,151,919)	(9,183,708)	(21,366,775)

Cash flows from investing activities:
Purchase of short term investments		(75,000)	(41,234)	(126,596)
Proceeds from sale of short term investments		—	—	(6,026)
Purchase of property and equipment		(31,847)	(68,501)	(100,919)

Net cash used in investing activities:	(b)	(106,847)	(109,735)	(233,541)

Cash flows from financing activities:
Net proceeds from sale of common stock		—	15,547,972	19,451,972
Proceeds from the exercise of options		—	83,003	83,003
Proceeds from sale of preferred stock		—	—	520,400
Proceeds from issuance of notes payables		5,831,200	—	14,092,200
Deferred debt financing cost		(980,130)	—	(2,135,713)
Proceeds from notes payable issued under Regulation D		800,000	—	800,000
Cash paid for deferred offering costs		(305,190)	—	(866,512)
Net increase (decrease) in amounts due to affiliates		182,348	(522,719)	—
Subscription receivable		2,042,099	—	—

Net cash provided by financing activities	(c)	7,570,327	15,108,254	31,945,350

Increase in cash and cash equivalents		4,311,561	5,814,813	10,345,034
Cash and cash equivalents at beginning of period		1,634,327	4,530,221	—

Cash and cash equivalents at end of period		$5,945,888	$10,345,034	$10,345,034

Supplemental disclosure of cash flow information:
Interest paid		$0	$1,345,070	$1,349,420

Income taxes paid		$800	$600	$5,800

(a)	Including amount with related parties of $1,659,259, $1,196,863 and $7,767,230, respectively.

(b)	Including amount with related parties of $0, $0 and $0, respectively.

(c)	Including amount with related parties of $763,500, $0 and $1,612,994, respectively.

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

During the nine months periods ended September 30, 2004 and 2005 and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

During the nine months periods ended September 30, 2004 and 2005 and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services respectively.

During the nine months periods ended September 30, 2004 and 2005 and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0 and $2,050,000 respectively.

During the nine months periods ended September 30, 2004 and 2005 and the period from March 11, 1998 (inception) to September 30, 2005, 0, 23,250 and 52,850 shares of convertible preferred stock were converted into 0, 2,325,000 and 5,285,000 shares of common stock, respectively. During the period ended September 30, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

During the nine months periods ended September 30, 2004 and 2005 and the period from March 11, 1998 (inception) to September 30, 2005, $0, $10,331,000 and $14,862,200 of convertible notes payable were converted into 0, 4,090,000 and 5,739,550 shares of common stock, respectively, and 25,000 shares of committed common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

These financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended December 31, 2004 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

2. DESCRIPTION OF BUSINESS

Cardiovascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio”) or (the “Company”) is a development stage biopharmaceutical company, which is focused on developing and marketing a protein drug to be used in the treatment of coronary artery disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. and in February 2004, changed its name to Cardiovascular BioTherapeutics, Inc. Since then, it has been engaged in research and development activities associated with bringing its products to market.

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

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of September 30, 2005, Cardio had cash and cash equivalents of $10,345,034 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials, and may manufacture it for subsequent commercial production. Phage has three drugs that have been approved by the FDA to be administered to humans in clinical trials indicating Phage is capable of manufacturing drug products to acceptable standards.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the nine months September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited) payments to Phage relating to such services were $101,582, $415,337 and $1,400,290, respectively.

Administrative Support

For the nine months September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited) Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support the nine months ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited) were $137,162, $148,507 and $900,043, respectively.

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

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2005 (unaudited), the Company has accumulated a deficit of $27,015,760. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Short Term Investments

Short-term investments generally mature between three months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2004 and September 30, 2005 (unaudited), the short term investments were $85,362 and $126,596, respectively.

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

The Company has prepaid a portion of the Phase I FDA trial to TouchStone Research (Note 13). Such amount is included in prepaid expenses in the accompanying balance sheet. This amount will be offset against the final invoices from TouchStone Research for this FDA trial and expensed.

Nonmonetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and are amortized over the term of the convertible notes payable. At December 31, 2004, there were $712,664 of these costs and none at September 30, 2005.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2004 and September 30, 2005 (unaudited), uninsured portions of cash amounted to $4,310,222 and $10,619,170, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and September 30, 2005 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2004	September 30, 2005
Convertible preferred stock	2,325,000	—
Stock options	2,755,000	3,182,034
Warrants	1,233,330	1,308,330
Convertible notes payable	4,143,000	—

Deferred Offering Costs

Costs incurred in connection with the Company’s IPO were capitalized as of December 31, 2004. Upon completion of the IPO in February 2005, the costs were recorded as a reduction to additional paid-in capital. As of December 31, 2004 and September 30, 2005 (unaudited), the Company capitalized deferred offering costs in the amount of $866,512 and $0, respectively. These amounts are included in deferred offering costs on the balance sheet at December 31, 2004 and as part of additional paid in capital at September 30, 2005.

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

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,” Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,” Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

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

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2004, and September 30, 2005 (unaudited):

	December 31, 2004	September 30, 2005
Cash in bank	$4,530,221	$10,345,034
Cash in short term investments	85,362	126,596

Total	$4,615,583	$10,471,630

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets at December 31, 2004 and September 30, 2005 (unaudited), consisted of the following:

	December 31, 2004	September 30, 2005
Prepaid clinical trial expenses (a)	$400,000	$400,000
Prepaid insurance	—	135,726
Prepaid legal fees	62,500	61,172
Prepaid travel and trade shows	—	60,050
Prepaid other (b)	17,000	104,260

	$479,500	$761,208

(a)	Prepaid clinical trial expense is related to advance payments the Company made for its Phase I trial of Cardio Vascu-Grow™. The Company will expense this amount against the final billings for the Phase I trial progresses.

(b)	Prepaid other includes payments for uninstalled computer equipment and software, which will be installed in the fourth quarter.

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

In March 2005, four note holders with a total of $30,000 of convertible notes had notified the Company of their intention not to convert their notes into common stock and these notes were paid in cash in the period ended June 30, 2005.

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

The Company recognized interest expense resulting from the beneficial conversion feature of $195,833, $710,001 and $2,050,000, respectively, for the nine months ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited).

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

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), total financing costs of $440,255, $712,664 and $2,135,715, respectively, were charged to interest expense.

For the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005, the interest expense on the Series I, II and IIa convertible notes was $839,681, $166,820 and $1,354,690, respectively.

Outstanding balances of convertible notes payable were as follows:

	December 31, 2004	September 30, 2005
Series I	$6,211,000	$—
Series II	3,570,000	—
Series IIa	580,000	—

Total Convertible notes payable	10,361,000	—
Less discount for beneficial conversion	(2,050,000)	—
Plus amortization of discount to interest expense	1,339,999	—
Less current portion	(1,035,000)	—

	$8,615,999	$—

9. DUE TO AND FROM AFFILIATES

Due to/from Affiliates at December 31, 2004 and September 30, 2005 (unaudited), consisted of the following:

	December 31, 2004	September 30, 2005
Due to Phage (a)	$522,719
Due from Phage (b)		$25,634

Total	$522,719	$25,63b

(a)	Unsecured amounts payable due to an affiliated party, interest payable at 7% per annum, and due on demand.

(b)	Unsecured amounts payable due from an affiliated party, interest payable at 7% per annum, and due on demand.

At December 31, 2004 and September 30, 2005 (unaudited), the Company incurred technical development costs from Phage pursuant to the License Agreement (Note 4). The balances due to Phage represent unpaid amounts by the Company to Phage at December 31, 2004 for these technical development services. The balances due from Phage at September 30, 2005 (unaudited) is for travel related expenses. This amount was subsequently paid in October 2005.

Interest expense related to Affiliates for the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited), and the period from March 11, 1998

(inception) to September 30, 2005 (unaudited), were, $18,778, $8,953 and $112,307, respectively.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

During the nine month periods ended September 30, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. The 2,000,000 shares of common stock, which as of December 31, 2004 had not been issued but were classified as committed common stock, were issued during this period. At September 30, 2005 all issued preferred stock has been converted into common stock.

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

As of September 30, 2005 all convertible notes payable have been converted into common stock except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued except 25,000 shares that are to be issued, and which are classified as committed common stock in the accompanying balance sheet.

During the period ended September 30, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. In addition, six stock option holders exercised options to purchase 123,466 shares of common stock.

During the year ended December 31, 2004, 11 convertible preferred shareholders elected to convert 28,100 of their convertible preferred shares into 2,810,000 shares of common stock. At December 31, 2004, 2,000,000 shares of common stock had not been issued and were classified as committed common stock and were subsequently issued in 2005.

During the year ended December 31, 2004, 72 convertible Series I, II, and IIa note holders elected to convert $4,531,200 of notes into 1,649,550 shares of common stock.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors, determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through September 30, 2005, the Company had granted options to both employees and non-employee consultants.

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

During the nine month period ended September 30, 2005, nine stock option holders executed their options to purchase 123,466 shares of common stock. The company received total proceeds of $83,001 for the stock options exercised

During the nine month period ended September 30, 2005 the Company issued 550,500 options with an exercise price of $10.00 to employees and directors from the 2004 Stock Plan.

Warrants

On February 16, 2005, the company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the effective date of the IPO, February 11, 2005.

Authorized Shares

At the Company’s Annual Meeting on May 23, 2005, the shareholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares. It also authorized the Board of Directors at its discretion to implement a two-for-one (2:1) stock split in the Common Stock of the Company, if at all, prior to the 2006 Annual Meeting of Stockholders.

11. RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0 and $200,000, respectively.

During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $205,285, $321,769 and $1,226,379, respectively.

During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, and $116,000, respectively.

Cardio paid commissions to GHL Financial Services Ltd. (“GHL”), in which a director is a principal and owns 7.9% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), Cardio paid GHL $980,130, $5,000, and $2,174,755, respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), Cardio paid Dr. Stegmann $210,000, $259,250 and $661,368, respectively.

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Dan C. Montano, for consulting services. During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited). Consulting fees Cardio incurred were $0, $5,000 and $530,240, respectively.

During the nine month periods ended September 30, 2004 (unaudited) and 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $25,000, $42,000 and $188,055, respectively.

In August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease. (See note 13)

12. INCOME TAXES

Significant components of the provision for income taxes for the nine month periods ended September 30, 2004 (unaudited), and 2005 (unaudited) were as follows:

	September 30, 2004	September 30, 2005
Current
Federal	$—	$—
State	600	600
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$600	$600

The Company had net operating loss carry forwards for federal and state income tax purposes of approximately $19,596,000 and $21,500,000, which expire through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit has not been recognized in these financial statements.

13. COMMITMENTS AND CONTINGENCIES

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882 and expired in October 2005. On May 2004, the Company gave a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed prorata to the Company. In October 2005, upon the lease expiration we vacated the property and moved into temporary office space while waiting for the completion of construction of our long-term office facilities for our corporate headquarters in Las Vegas, Nevada.

In October 2005, the company committed to a five-year operating lease for its corporate headquarters in Las Vegas, Nevada. The commencement date is contingent upon the completion of the tenant improvements. We anticipate occupying the property in February 2006. The five year lease obligation is approximately $1,076,000.

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

In July 2004, the Company entered into an employment agreement with a non-executive employee, effective August 1, 2004, under the terms of which Cardio will pay a monthly salary of $10,000. The agreement is for three years and expires July 31, 2007.

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements were $149,700, $330,580 and $1,049,882, for the nine month periods ended September 30, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 years.

Service Agreements

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service fees for the period ended September 30, 2005 was $104,082.

On October 24, 2001, the Company entered into a service agreement with TouchStone Research, Inc., (formerly “Clinical Cardiovascular Research, L.L.C.”). TouchStone Research is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone Research assists Cardio with the FDA approval process for its drug. Service fees for the nine month periods ended September 30, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), were $688,409, $822,307 and $2,635,875, respectively. The agreement is still ongoing as of September 30, 2005.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the production of the Company’s products. Service fees for the three month periods ended March 31, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005 (unaudited), were $0 and $370,100 respectively. The principal in this company owns 18.25% of Phage Biotechnology Corporation, the Company affiliated manufacturer. This agreement is now complete.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for three month periods ended March 31, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2005, (unaudited) were $43,428, $0 and $431,698, respectively. This agreement is now complete.

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

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application which must be approved before clinical trials in humans may begin. Typically, clinical evaluation involves a time consuming and costly three-phase process.

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

The Company’s current FDA approved trials in heart patients combine the safety elements of a Phase I trial with the dosage elements of a Phase II clinical trial, including measuring clinical outcomes at different dosages of the drug in the target patient population, which is no-option heart patients. Upon completion of our Phase I trial, the Company will notify the FDA of the safety results obtained from this study and plans to commence its Phase II trials in a larger population of no-option heart patients.

The Company also has received notification from the FDA that they may proceed in clinical testing of Cardio Vascu-Grow™ in a second medical indication, diabetic wound healing. A Phase I study has been authorized which will test the safety of Cardio Vascu-Grow™ after topical administration to diabetic ulcers and venous stasis wounds.

The FDA closely monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. This is no guaranty that the FDA will not alter, suspend or terminate the testing.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time.

14. SUBSEQUENT EVENTS

In October 2005, the company committed to a five-year operating lease for its corporate headquarters in Las Vegas, Nevada. The commencement date is contingent upon the completion of the tenant improvements. We anticipate occupying the property in February 2006. The five year lease obligation is approximately $1,076,000.

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

Since inception, we have generated significant losses. As of September 30, 2005, we had an accumulated deficit of $27,015,760. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues unless and until the FDA approves Cardio Vascu-Grow™ and we begin marketing it. We expect to continue to spend significant amounts on the development of Cardio Vascu-Grow™. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of Cardio Vascu-Grow™ and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

We have a limited history of operations. Through September 30, 2005, we have funded our operations primarily through the initial public offering of our common stock and the private placements of convertible preferred stock, common stock and convertible notes. Our operating activities have fluctuated based on our ability to raise capital to fund our operations.

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

From our inception through September 30, 2005, our primary research and development activity has been the testing of Cardio Vascu-Grow™ in animals and in a “no-option” heart patient population. We are currently in an FDA trial designed to provide evidence for both safety and dosage levels. We have engaged TouchStone Research, Inc. to manage this authorized FDA clinical trial. During fiscal 2004, we began preclinical activities for the use of Cardio Vascu-Grow™ for the possible treatment of stroke and for peripheral vascular disease in legs, and wound healing. These activities continue. Additionally, in 2003, we began the preclinical activities to develop a catheter delivery system to the human heart for Cardio Vascu-Grow™. These activities continue. We have outsourced these preclinical activities to independent research and design firms. In addition, we have received FDA authorization to begin our first clinical trial in a second medical indication for Cardio Vascu-Grow™, diabetic wound healing.

Our research and development expenses incurred through September 30, 2005 were expenses related primarily to the development of Cardio Vascu-Grow™ for the “no-option” patient population. We expect to incur additional research and development expenses of approximately $8,450,000 at various stages relating to Cardio Vascu-Grow™ for the “no-option” patient population prior to its anticipated commercial launch in the United States.

The first clinical trial for the wound healing medical indication is a Phase I safety trial where eight patients will receive one of two doses of Cardio Vascu-Grow™ as a topical application on their leg or foot open wounds. In addition, we expect to incur additional research and development expenses of approximately $20,000,000 relating to the anticipated commercial launch of Cardio Vascu-Grow™ for wound healing applications in the United States.

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

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through September 30, 2005 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing the company to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals. We expect these expenses to be material.

We have not generated taxable income to date. At September 30, 2005, net operating losses available to offset future taxable income for federal and state income tax purposes of approximately $19,596,000 and $21,500,000. If not utilized, federal net operating loss carry forwards will expire through 2020. To date, we have not recognized the potential tax benefit of our net operating losses on our balance sheets or statements of operations. The future utilization of our net operating loss carry forwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We will incur changes in ownership from both our initial public offering and from the conversion of our convertible preferred stock and convertible notes payable, which may result in limitations to our net operating loss carry forwards.

SUMMARY OVERVIEW OF THE THIRD FISCAL QUARTER ENDED SEPTEMBER 30, 2005

Clinical Research & Development

No Option Heart Patients. During the nine month period ended September 30, 2005, we added one additional medical institution, University of Alabama Medical Center, Birmingham, Alabama, for a total of six facilities now conducting human studies that TouchStone Research is managing for our FDA clinical trials. We added seven more patients, for a total now of 19 patients in our current trial who have been administered Cardio Vascu-Grow™. To date we have received no reports of adverse effects due to the injections of our drug. It should be stressed that no-option heart patients are very sick patients with an average life expectancy of 2 years or less. It is common to see deaths in clinical trials involving this group of patients because of their underlying disease. Although to date we have seen no adverse events in our trial, as the number of our treated patients increases, it is possible some patients may succumb to their underlying, severe heart disease before the trial is completed.

Eight additional patients will be enrolled in this study. Four of the eight patients in the final Phase I dosing group have been administered our drug candidate as of November 3, 2005. We anticipate that the final results from this FDA authorized Phase I clinical trial will be similar to the human results achieved in Dr. Stegmann’s first two human clinical trials in Germany in the late 1990s. At the conclusion of this trial, we will file a report with the FDA listing any adverse events or other safety issues observed with Cardio Vascu-Grow™ and then we plan to commence a Phase II study in an expanded patient population with additional clinical trial sites added. Given that the FDA will ultimately determine the course, and therefore the timing, of our clinical trials, we estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2007.

Pre-Clinical Research & Development

Wound Healing. During the nine month period ended September 30, 2005, an investigational new drug (IND) application was submitted to the FDA to begin clinical testing of Cardio Vascu-Grow™ in patients with diabetic foot ulcers or venus stasis leg wounds a Phase I study in which eight patients will receive either a low or high dose applications of Cardio Vascu-Grow™ has been authorized by the FDA, and the trial will be conducted at a single site at the University of Pittsburg medical Center. Previously we completed three animal trials that demonstrated that Cardio Vascu-Grow™ was a safe and efficacious agent in healing wounds in diabetic mice. In addition it was demonstrated that little, if any, Cardio Vascu-Grow™ was absorbed into the blood stream after topical application to the wound surface.

MPI Research, Inc. conducted these three tests for us at a cost of approximately $108,000. These studies were submitted as part of our IND application to the FDA to commence clinical trials. We can terminate our agreement with MPI Research, Inc. without incurring penalty by giving 30 days written notice of our intent to terminate.

Peripheral Vascular Disease. Lower extremity peripheral vascular disease (PVD) occurs in the blood vessels of the legs and feet. PVD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PVD of the lower extremities is a major cause of diminished ability to walk and advanced cases can lead to leg amputation. Estimates of prevalence of PVD in the U.S. range from 8-14 million patients with hospitalization of about 250,000 patients annually. Treatment options include angioplasty, stenting and other catheter-based procedures to dissolve clots. An area of research we are exploring is growing new blood vessels with Cardio Vascu-Grow™. that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We are collaborating with the American Cardiovascular Research Institute (Norcross, GA) which has conducted two animal efficacy studies for us at a cost of $120,000. Injections of Cardio Vascu-Grow™ were given 3 times a week for a 2-week period into the ischemic leg. Results from these studies demonstrated that Cardio Vascu-Grow™ caused a statistically significant increase in new blood vessel formation and iliac blood flow in the legs of the treated animals. Toxicity studies to support an IND application to the U.S. FDA have been completed by MPI Research, Inc. at a cost of approximately $63,000. In addition, a clinical protocol for Phase I studies in diabetic patients is being prepared by TouchStone Research at a cost of $100,000.

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

During the nine month period ended September 30, 2005, two animal studies for stroke were performed by Neurological Testing Inc., Charleston South Carolina, at a cost of $84,000. These studies indicated and confirmed that Cardio Vascu-Grow™ could significantly reduce the volume of stroke in the animals.

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

During the period ended September 30, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock.

At September 30, 2005, all issued preferred stock had been converted into common shares.

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

Stock Based Compensation. We account for stock option grants to employees using the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (see Note 8 to our financial statements). In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since we have not issued stock options to employees from March 11, 1998 (inception) to December 31, 2003, the adoption of SFAS No. 148 has had no impact to our financial position or results of operations through that point in time. We issued stock options to employees in the year ended December 31, 2004 and the nine month period ended September 30, 2005 recorded expense associated with the issuance of the options of $57,792 as “Options Issued for Services Rendered” and $1,732,698, as “Stock-Based Compensation” respectively. We anticipate granting options in the future to attract and retain independent board members, employees and others.

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

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to our formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2005, we have accumulated a deficit of $27,015,760. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Results of Operations

Nine Months Ended September 30, 2005 and 2004

Our activities during the nine month period ended September 30, 2005 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 30% from $1,745,463 to $2,266,631 for the nine months ended September 30, 2004 and 2005 respectively. We began our Phase l FDA clinical trial with our first patient in December 2003. The trial has continued through 2005. In addition, we increased our pre-clinical activity in exploring other applications for our drug candidate Cardio Vascu-Growth in the areas of stroke recovery, wound healing, Peripheral Vascular Disease, chronic back pain, and intestinal ischemia. Our total increase in pre-clinical and clinical trial costs for the nine months ended September 30, 2005 was $610,000. We also increased the size of our scientific staff and increased our commitment to our FDA regulatory consultants resulting in increased personnel costs of $332,000.

	Nine Months Ended September 30,
	2004	2005	$ Change	% Change
Research and development (a)	$1,745,463	$2,266,631	$521,168	30%

(a)	Includes $101,582 and $415,337 paid to Phage Biotechnology Corporation

General and administrative expenses increased 324% from $1,551,459 to $6,577,642 for the nine months ended September 30, 2004 and 2005, respectively. The increase resulted from an increase in our administrative costs in building necessary personnel and administrative infrastructure of $642,000. Marketing increased $1,308,000 and travel increased $200,000 as we became more active in our marketing and corporate development activities, and $258,000 of expenses relating to our company co-sponsoring the International Association of Regenerative Medicine Conference. Additionally, we incurred $2,035,000 of expenses related to being a public company and insurance $128,000.

During the period ended September 30, 2005 the company expensed $1,732,698 of stock options issued to directors and employees.

	Nine Months Ended September 30,
	2004	2005	$ Change	% Change
General and administrative (b)	$1,551,459	$6,577,642	$5,026,183	324%

(b)	Includes $137,162 and $145,507 paid to Phage Biotechnology Corporation

Interest income increased to $209,255 from $15,735 for the nine months ended September 30, 2005 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during the first nine months of fiscal 2005.

	Nine Months Ended September 30,
	2004	2005	$ Change	% Change
Interest income	$15,735	$209,255	$193,520	1,230%

Interest expense increased 34% to $1,589,485 from $1,188,985 for the nine months ended September 30, 2005 and 2004, respectively. Of this amount, $712,461 was related to charging off the entire amount of unamortized deferred debt financing costs and $710,001 of unamortized debt discount, both of which were non-cash expenses.

	Nine Months Ended September 30,
	2004	2005	$ Change	% Change
Interest expense	$1,188,985	$1,589,485	$400,500	34%

Three Months Ended September 30, 2005 and 2004

Our activities during the three month period ended September 30, 2005 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 6% from $1,010,451 to $1,071,517 for the three months ended September 30, 2004 and 2005 respectively. We have increased our pre-clinical activity in exploring other applications for our drug candidate Cardio Vascu-Growth in the areas of stroke recovery, wound healing, Peripheral Vascular Disease, chronic back pain, and intestinal ischemia.

	Three Months Ended September 30,
	2004	2005	$ Change	% Change
Research and development (c)	$1,010,451	$1,071,517	$61,066	6%

(c)	Includes $78,541 and $191,106 paid to Phage Biotechnology Corporation

General and administrative expenses increased 374% from $709,902 to $3,363,393 for the three months ended September 30, 2005 and 2004, respectively. The increase resulted from an increase in our administrative costs in building necessary personnel and administrative infrastructure of $198,000. Marketing increased $500,000 and insurance $50,000 as we became more active in our marketing and corporate development activities. Additionally, we incurred $1,683,000 of expenses related to being a public company.

During the period ended September 30, 2005 the company expensed $1,732,698 of stock options issued to directors and employees.

	Three Months Ended September 30,
	2004	2005	$ Change	% Change
General and administrative (d)	$709,902	$3,363,393	$2,653,491	374%

(d)	Includes $102,021 and $70,760 paid to Phage Biotechnology Corporation

Interest income increased from $8,036 to $86,001 for the three months ended September 30, 2004 and 2005, respectively. This is a result of a higher level of cash and marketable securities available for investment during the comparative periods.

	Three Months Ended September 30,
	2004	2005	$ Change	% Change
Interest income	$8,036	$86,001	$77,965	970%

Interest expense decreased 94% for the three months ended September 30, 2005 and 2004, respectively, due to the conversion of all the convertible notes in March 2005.

	Three Months Ended September 30,
	2004	2005	$ Change	% Change
Interest expense	$629,720	$37,539	$(592,181)	-94%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2005, we have financed our operations through the initial public offering of our common stock and the private sale of our capital stock and our convertible notes. Through September 30, 2005, we have received net proceeds of approximately $33,036,946 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable. The table below summarizes our sales of equity securities and convertible notes through September 30, 2005.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	4,973,958
Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	753,667

Total net proceeds for issuance of our convertible notes payable	12,836,418

Net proceeds from the Initial Public Offering
1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125

Option exercises
123,466 stock option exercised	83,001

Total net proceeds from financings through September 30, 2005	$33,066,944

As of September 30, 2005, we had $10,471,630 in cash, cash equivalents and short-term investments. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the end of 2006.

In March 2005, we received notification from $10,341,000 worth of our convertible note holders of their intent to convert their notes into common stock, and they subsequently converted those notes into common stock. The remaining liability of $20,000 was paid in cash. In May 2005, one of these converted note holders elected to receive $10,000 cash in lieu of the 5,000 shares issued to him.

Income Taxes

As of September 30, 2005, we had net operating loss carry forwards for federal and state income tax purposes of approximately $19,596,000 and $21,500,000, which expire through 2020. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure resulting from our initial public offering and from the conversion of our convertible preferred stock and convertible notes. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At September 30, 2005, we had deferred tax assets representing primarily the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Nine Months ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, our operating activities consumed cash of $9,183,708, an increase of $6,031,789 over the nine months ended September 30, 2004. Our activity level in 2005 increased dramatically over the level of activity in 2004 in both our research and development activities and our general and administrative activities because we were able to raise cash through the sale of our common stock. This liquidity allowed us to proceed with the FDA Phase l trial, add needed administrative capability and personnel, resume our marketing activities, and move forward with preparing the company to be a public company.

Purchase of short term investments consumed $41,234 of cash combined with $68,501 of capital expenditures for property and equipment, resulting in $109,735 of cash consumed in investing activities for the period ended September 30, 2005, which was a increase of $2,888 over the nine months ended September 30, 2004.

Financing activities generated $15,108,254 of cash during the year ended September 30, 2005, an increase of $7,537,927 over the nine months ended September 30, 2004. This increase is primarily related to completion of our Initial Public Offering exceeding the proceeds from the sale of convertible notes payable during the nine months ended September 30, 3004 and 2003 respectively.

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

We do not expect to generate significant additional funds from operations unless and until we obtain marketing approval for, and begin selling, Cardio Vascu-Grow™. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch Cardio Vascu-Grow™;

•	the success of our other preclinical and clinical development programs; and

•	the receptivity of the capital markets to financings by biotechnology companies.

While, based on historical as well as budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for selling, general and administrative expenses, and do not expect to need to raise additional funds in the near future for selling, general and administrative expenses. If our existing resources prove to be insufficient to satisfy our liquidity requirements, we may need to raise additional external funds through the sale of additional equity or debt securities. We will need to raise additional funds for our preclinical and clinical activities and our level of preclinical and clinical activity will be dependent upon the amount of additional funds raised. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of September 30, 2005:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	—	—	—	—
Operating lease obligations	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Our major outstanding contractual obligations are summarized as follows:

In April 2004, we assumed the remainder of a non-cancelable operating lease agreement for office space in Henderson, Nevada, that requires monthly payments of $5,882. The lease expired in October 2005. In May 2004, we paid a deposit of $5,900. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants. In October 2005, upon the lease expiration we vacated the property and moved into temporary office space while waiting for the completion of construction of our long-term office facilities for our corporate headquarters in Las Vegas, Nevada.

In October 2005, the company committed to a five-year lease for its corporate headquarters in Las Vegas, Nevada. The commencement date is contingent upon the completion of the tenant improvements. We anticipate occupying the property in February 2006. The five year lease obligation is approximately $1,076,000.

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

On October 24, 2001, we entered into a service agreement with a clinical research organization, TouchStone Research, Inc. (“TouchStone,” formerly “Clinical Cardiovascular Research, L.L.C.”). TouchStone is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone will assist us with the FDA approval process for its drug. TouchStone’s fees are based on negotiated rates for services plus expenses. During the nine month periods ended September 30, 2005 and 2004 we expended approximately $688,409 and $822,307 for these services, respectively.

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

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. The cost for the first prototype which was delivered and tested was $70,000. During the nine month period ended September 30, 2005 we expended approximately $25,000 for these services. Design changes will be made in the second prototype catheter at a cost of approximately $28,000.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Service for the nine months period ended September 30, 2004 (unaudited), 2005 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2005 (unaudited), were $0, $1,133,000 and $1,113,,000 respectively. As of September 30, 2005 the agreement is still ongoing.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service fees for the period ended September 30, 2005 was $104,082.

Off-Balance Sheet Transactions

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for the fiscal years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

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

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of approximately $27,015,760 as of September 30, 2005. We are not currently profitable. Even if we succeed in developing and commercializing Cardio Vascu-Grow™, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At September 30, 2005, we had $10,471,630 in cash, cash equivalents and short-term investments. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the end of 2006 since the assumed conversion of most of our convertible notes has occurred.

If we continue to incur operating losses for a period longer than we anticipate, we will be unable to advance our development program and complete our clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations over at least the next two years with our current resources and the net proceeds of our initial public offering. We may need to raise additional capital sooner, however due to a number of factors, including:

•	an acceleration of the number, size or complexity of the clinical trials;

•	slower than expected progress in developing Cardio Vascu-Grow™;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to develop or protect our intellectual property; and

•	higher than expected costs to develop our sales and marketing capability.

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

In order to commercialize Cardio Vascu-Grow™ for coronary heart disease treatment, and as a wound healing agent, we must obtain regulatory approvals for that use. Satisfaction of regulatory requirements typically takes many years, is expensive and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that Cardio Vascu-Grow™ is safe and effective for a particular disease treatment.

We have commenced treatment of the first patients in the planned Phase I clinical trials of Cardio Vascu-Grow™ for the treatment of advanced heart disease patients. Cardio Vascu-Grow™ is currently our only product candidate in clinical trials. A second Phase I trial has been authorized by the FDA for diabetic wound healing. Ongoing or future clinical trials may demonstrate that Cardio Vascu-Grow™ is neither safe nor effective.

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

As of September 30, 2005, we had two scientist employees, John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and twelve scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

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

Daniel C. Montano, our Chairman of the Board, President, Chief Executive Officer and the owner of 24.90% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Daniel C. Montano owns beneficially approximately 24.90% of our outstanding voting stock. Mr. Montano also owns 19.53% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.56% of Phage’s outstanding common stock. Additionally, certain of our officers and directors (including Daniel C. Montano, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) own or hold voting control over an aggregate of 41.20% of Phage’s outstanding common stock; however, they have no agreement to vote together.

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

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. A significant number of shares in excess of 10,000,000 shares of our common stock are available for resale under Rule 144. In addition, there will be approximately 69,498,300 and 30,630,000 additional shares of common stock eligible for sale beginning February 11, 2006 and August 11, 2006, respectively, upon the expiration of lock-up arrangements between certain of our stockholders and underwriters. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 81.36% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: November 4, 2005

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

By:	/S/ MICKAEL A. FLAA
Mickael A. Flaa Chief Financial Officer