Form 10-K
period 2005-12-31
CardioVascular BioTherapeutics, Inc.
filed 2006-03-31
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-51172

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0795984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1635 Village Center Circle, Suite 250

Las Vegas, Nevada

(Address of principal executive offices)

89134

(Zip Code)

702-839-7200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sales price of the Common Stock on March 27, 2006, as reported by the Over The Counter Bulletin Board, was approximately $106,000,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D filed with the Commission and is as of December 31, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 27, 2006, there were 123,988,714 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year ended December 31, 2005, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

Item 1. BUSINESS

FORWARD LOOKING STATEMENTS.

This Form 10-K, including but not limited to this section, may contain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-K. We believe that the section entitled “Risk Factors” includes all material risks that could harm our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in Item 1. of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth below in this section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS

Overview

We are a biopharmaceutical company focused on developing new drugs for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. The active ingredient in our drug candidates, Cardio Vascu-Grow™, is designed to facilitate the growth of new blood vessels in the heart and other tissues and organs with an impaired vascular system.

Dr. Stegmann, a founder of the company, tested a protein drug candidate with the active ingredient that we now call Cardio Vascu-Grow™ in two separate German clinical trials dating back to 1995. A total of 40 patients were treated with Cardio Vascu-Grow™, and, in both trials, the drug candidate facilitated the growth of new blood vessels in the heart. We were established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for no-option heart patients that Dr. Thomas Stegmann performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998 which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted to us a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of Dr. Stegmann’s

German clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of Cardio Vascu-Grow™ through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. We have made no royalty payments under this Agreement.

We have never generated revenues. We are a development-stage company and are funding FDA clinical trials and preclinical studies for our product pipeline of current and potential future drug candidates.

Market Opportunity

According to the American Heart Association 2006 Update, blockage of coronary arteries resulting in severe damage to the heart is the number one cause of death in the United States. The American Heart Association 2006 Update indicates that nearly 38% of all deaths in the United States were caused by cardiovascular disease, with over half of these deaths due to coronary artery disease. We are now working with a team of experienced drug development scientists and business professionals to confirm the medical benefit of our drug candidate for No Option Heart Patients, with the active ingredient, Cardio Vascu-Grow™, in FDA authorized Phase I clinical trials which we commenced in November 2003. Presently, it is anticipated that we will be responsible for the registration of Cardio Vascu-Grow™ for sale in the United States and eventually, if approved, we will also handle the sale and distribution of Cardio Vascu-Grow™ in the rest of North America, Europe and Japan. In the remaining international marketplaces, if approved, we anticipate selling our drug through affiliated or unrelated regional distributors.

The market for wound healing includes diabetic, bedridden and elderly patients that suffer from wounds, open sores and diabetic ulcers. According to the US Healthcare Finance Administration, approximately 2.5 to 3.0 million patients a year suffer from these maladies. Annual treatment costs in the United States alone are in the range of $5-7 Billion. Our Investigational New Drug Application (“IND”) to the U.S. FDA has been allowed and the FDA has authorized us to commence a Phase I clinical trial in diabetic patients who have foot ulcers and/or open leg wounds.

Peripheral Vascular Disease (PVD) is a disease in which the arteries of the leg become blocked, leading, in many cases, to intense pain and suffering for these patients. The active ingredient in the Company’s drug candidates, Cardio Vascu-Grow™, has proven to be a potent stimulator for growing new blood vessels in affected areas of the legs of rabbits, thereby providing blood perfusion to the leg. In its most severe form, PVD can lead to extensive tissue loss and gangrene, which for many patients results in amputation of the limb. Though many therapies are being developed to treat PVD, there are an increasing number of limb amputations in such patients, many of whom suffer from diabetes. According to the American Heart Association’s 2006 report, there are 8 million Americans suffering from this malady.

Stroke is the third leading cause of death in the United States. It is reported by the American Heart Association that each year about 700,000 people experience a new or recurrent stroke in the U.S. The cost to treat and care for the nearly 5.5 million stroke patients in the United States was nearly $57.9 Billion in 2006. We have completed stroke recovery studies in animals, which indicate and confirm that our Stroke Recovery drug candidate could significantly reduce the volume of stroke in animals.

Scientific Overview

Cardio Vascu-Grow™, the active ingredient in our drug candidates, is a protein, and is a member of the fibroblast growth factor family. Fibroblast growth factor-1 or, FGF-1, is a powerful stimulator of new blood vessel growth, a process referred to in the scientific community as “angiogenesis.” This is due to the fact that FGF-1 stimulates the growth and multiplication of the two main cell types of blood vessels, smooth muscle cells and endothelial cells. Extensive work by us and others has shown that, when FGF-1 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. Proteins such as Cardio Vascu-Grow™ represent a novel way to circumvent clogged arteries in patients with heart disease.

The first clinical study was performed by our co-founder Dr. Thomas Stegmann from 1995 to 1997 in Fulda, Germany. Cardio Vascu-Grow™ was injected directly into the wall of the heart of 20 patients with coronary artery disease. These patients were also receiving a coronary by-pass procedure on another affected artery. A control group of 20 patients received by-pass surgery alone. The patients treated with Cardio Vascu-Grow™ showed a significant increase in localized blood vessel growth at the site of injection, and importantly, these vessels persisted when examined at a three year follow-up examination. The blood vessel growth was determined to be statistically significant over controls at both three months (P-value less than 0.005) and three years (P-value less than 0.005) following injection of Cardio Vascu-Grow™.

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

Although both clinical studies in Germany reached their clinical endpoints, and no significant adverse safety events were observed, such studies were done with a limited population. While the results were encouraging in these earlier studies, there is no assurance that they will be replicated in our Food and Drug Administration (“FDA”) authorized trials, or, even if replicated, that the FDA will approve our No Option Heart Patient drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, for commercial use. The results of these German studies were published in peer reviewed cardiology journals.

Research and Development

Our research and development is focused on developing new drug candidates in which Cardio Vascu-Grow™ is the active ingredient for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases, The active ingredient in its drug candidates, Cardio Vascu-Grow™, is designed to facilitate the growth of new blood vessels in the heart and other tissues with an impaired vascular system.

We conduct research to identify and evaluate medical indications that may benefit from our protein active ingredient, Cardio Vascu-Grow™. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. Each of our drug candidates follows a similar development pathway. Our first step is animal studies. We look for the correct biological response of our protein active ingredient, Cardio Vascu-Grow™. We also do toxicity studies where we will look for any unexpected side effects of our products compared to similar products on the market, if any. We will then initiate our clinical development program which will commence with the submission of an Investigational New Drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”). If approved, it will allow us to begin our human studies. With each protein product in development, we agree with the FDA on a case-by-case basis the extent of clinical testing we must perform.

As of December 31, 2005, we had two scientist employees, eleven scientists under contract with our contract manufacturer, a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing preclinical testing, researching other medical uses of the active ingredient Cardio Vascu-Grow™ and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing the quality of Cardio Vascu-Grow™ used in the clinical trials meets the specifications required by the FDA.

We incurred research and development costs for the year ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005 of $750,138, $2,543,530, $3,090,625 and $9,477,513, respectively.

Our clinical research and development projects include:

Clinical Development

No Option Heart Patients. During the year ended December 31, 2005, we added one additional medical institution, University of Alabama Medical Center, Birmingham, Alabama, for a total of six facilities now participating in this Phase I human trial that our contracted clinical research organization is managing. We injected seven more patients during 2005, for a total now of 19 patients in our current trial who have been administered our No Option Heart Patient drug candidate in which Cardio Vascu-Grow™ is the active ingredient. To date we have received no reports of significant adverse effects due to the injections of our drug candidate. It should be stressed that no-option heart patients are very sick patients with an average life expectancy of 2 years or less. It is common to see deaths in clinical trials involving this group of patients because of their underlying disease. As the number of our treated patients increases, it is possible some patients may succumb to their underlying severe heart disease before the trial is completed. To date we have had no adverse events attributable to our drug candidate in this trial.

Two additional patients have been enrolled in this trial and have been scheduled for injection of our No Option Heart Patient drug candidate in April 2006. After the required follow-up period, we will file a report with the FDA listing any adverse events or other safety issues observed and then we plan to commence a Phase II study in an expanded patient population with additional clinical trial sites added. Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of our clinical trials, we now estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2008.

We spent $750,138, $2,543,530 and $2,528,275 and for the years ended 2003, 2004 and 2005 and $8,915,163 since our inception on our No Option Heart Patient drug candidate. We estimate spending over $30,000,000 over the next three years on the No Option Heart Patient indication.

Wound Healing. During the year ended December 31, 2005, an investigational new drug (IND) application was submitted to and authorized by the FDA to begin clinical testing of our Wound Healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient in patients with diabetic foot ulcers or venous stasis leg wounds. This is a Phase I study in which eight patients will receive either a low or high dose application of our Wound Healing drug candidate. The trial will be conducted at a single site at the University of Pittsburg Medical Center. We anticipate the first dosing group to be completed in the early 2006. Previously, we completed three animal studies that demonstrated that our Wound Healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our Wound Healing drug candidate was absorbed into the blood stream after topical application to the wound surface. These studies were submitted as part of our IND application to the FDA.

Since the inception in 2005 of the Wound Healing program, we have incurred total costs through December 31, 2005 of approximately $108,000 conducting our pre-clinical studies to support the IND submission. We estimate spending over $10,700,000 over the next three years on clinical trials for the Wound Healing indication.

Pre-Clinical Development

Peripheral Vascular Disease. Lower extremity peripheral vascular disease (PVD) occurs in the blood vessels of the legs and feet. PVD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PVD of the lower extremities is a major cause of diminished ability to walk and advanced cases can lead to leg amputation. PVD in the U.S. affects about 8 million patients, with hospitalization of about 250,000 patients annually. An area of research we are exploring is growing new blood vessels with a PVD drug candidate in which Cardio Vascu-Grow™ is the active ingredient that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We are collaborating with a research institute that has conducted two animal efficacy studies for us at a cost of $120,000. Injections of our PVD drug candidate in which Cardio Vascu-Grow™ is the active ingredient were given 3 times a week for a 2-week period into the ischemic leg. Results from these studies demonstrated that our PVD drug candidate in which Cardio Vascu-Grow™ is the active ingredient caused a statistically significant increase in new blood vessel formation and iliac blood flow in the legs of the treated animals. Toxicity studies to support an IND application to the U.S. FDA have been completed, at a cost of approximately $63,000. In addition, a clinical protocol for a PVD Phase I study in diabetic patients is being prepared at a cost of $100,000.

Since the inception of the PVD program in 2005, we have incurred total costs through December 31, 2005 of approximately $163,000 in our pre-clinical trials to support an IND submission for this indication to the FDA, which we anticipate will be submitted in mid-2006. If our IND is approved, we currently estimate spending over $11,000,000 over the next three years on clinical trials for the PVD indication if, in our opinion, the results of our pre-clinical studies continue to warrant progressing this drug candidate.

StrokeRecovery. According to the American Heart Association 2006 Update, stroke is the third leading cause of death in the United States behind cardiovascular disease and cancer. Those who survive a stroke almost always live with some diminished capacity. Animal studies conducted by J.L. Ellsworth and associated persons, reported in the 2003 edition of Journal of Cerebral Blood Flow & Metabolism published by Lippincott Williams & Wilkens, Inc., have shown the potential of growth factor therapy in limiting the severity of brain damage after a stroke. A stroke is characterized by an area of the brain where the brain cells are dead and cannot grow back. However, surrounding this area of dead cells is an area of damaged living cells that are capable of being restored if an increased blood supply can be provided. This is our initial target area for treatment with our Stroke Recovery drug candidate in which Cardio Vascu-Grow™ is the active ingredient.

During the year ended December 31, 2005, three animal studies for stroke recovery were completed, and these studies indicated and confirmed that our Stroke Recovery drug candidate in which Cardio Vascu-Grow™ is the active ingredient could significantly reduce the volume of stroke in the animals. The studies also indicated that the drug could be administered up to 8 hours after the onset of stroke, and still reduce the volume of stroke in the animals. Most stroke patients do not arrive to the hospital until 3 to 6 hours after stroke symptoms, and thus, our Stroke Recovery drug candidate in which Cardio Vascu-Grow™ is the active ingredient has the potential to still be effective in this 3 to 6 hour timeframe.

Since the inception of the stroke recovery program, we have incurred total costs of approximately $83,000 in our pre-clinical studies. We estimate spending over $11,000,000 over the next three years on pre-clinical and clinical studies for the Stroke indication if, in our opinion, the results of our pre-clinical studies continue to warrant progressing this drug candidate.

Chronic Back Pain and Lumbar Ischemia. Chronic back pain, has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. European medical researchers have speculated that chronic back pain resulting from blockage of blood vessels in the lower back precedes the blockage of coronary arteries in the heart by ten years. We are planning to participate in a proof of concept clinical trial in Europe in 2006 to test whether our Lumbar Ischemia drug candidate in which Cardio Vascu-Grow™ is the active ingredient can successfully treat chronic back pain. We have completed toxicity studies to support the safety of our product for this proof of concept clinical trial. If the results of the proof of concept clinical trial are positive, we plan to then file an IND application with the U.S. FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

Since the inception in 2005 of the lumbar ischemia program, we have incurred total costs of approximately $63,000 in our pre-clinical studies. We anticipate spending over $10,000,000 over the next three years on pre-clinical and clinical studies for the Lumbar Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

Intestinal Ischemia. Cardiovascular disease in the intestinal tract can cause severe pain in people, even after the simple act of eating. Smaller blood vessels that feed the intestines or pancreas can become blocked by the same atherosclerotic process that affects the coronary arteries in the heart. This results in restricted blood flow to the digestive tract, which can lead to pain, reduced absorption of nutrients, and diminished clearance of waste. Growing of new blood vessels in the digestive tract may address this medical problem. We are planning to participate in a proof of concept clinical trial in Europe in 2006 to test whether our new drug candidate can successfully treat intestinal ischemia. A growing school among some physicians postulates that this disease will affect almost everyone over the age of 70 to some degree.

Since the inception in 2005 of the intestinal ischemia program, we have incurred total costs through December 31, 2005 of approximately $63,000 in our pre-clinical studies. We anticipate spending over $11,000,000 over the next three years on pre-clinical and clinical studies for the Intestinal Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

Research

We are continuing our research to identify and evaluate medical indications in our pipeline that may benefit from our protein active ingredient, Cardio Vascu-Grow™. When, in our opinion, the results of our research in addition to our evaluation of the market place potential warrant, our potential new drug candidates currently in research may graduate from research to development.

We are continuing our research activities for indications in the heart with Adjunct to Bypass Surgery, Diffuse Heart disease, and Catheter Based Delivery. In the area of wound healing, we are continuing our research in Bed Sores, Anastomoses and Surgical Incisions. In the nerve tissue area we are continuing our research in Diabetic Neuropathy and Acute Ischemic Stroke. In the digestive system area, we are continuing our research in Pancreatitis and Inflammatory Bowel Disease. In the area of bone and connective tissue, we are continuing our research in Bone Repair, Cartilage Repair, and Avascular Necrosis. Lastly, we are continuing our research in Kidney Ischemia.

Business Strategy

Business Opportunity

According to the AHA Heart Disease and Stroke Statistics—2006 update, $257 billion dollars are estimated to be spent in the US on direct health care costs treating and caring for patients with cardiovascular diseases and stroke in 2006. Of this total, $50 billion is expected to be spent on medical durables in 2006. Additionally, the cost in the US of lost productivity and morbidity of patients with cardiovascular diseases and stroke is estimated in this report to total $146 billion in 2006. This totals an estimated $403 billion of direct and indirect costs in the US associated with cardiovascular diseases and stroke in 2006. The prevalence and cost of cardiovascular disease and stroke in the US is growing and far exceeds that of cancer and HIV. We believe there is a significant and growing business opportunity for new drugs that can address cardiovascular diseases and stroke.

We will focus first on the growth of new blood vessels in patients with coronary heart disease. According to the American Heart Association 2006 Update, over $142.5 billion per year in drug costs is spent on treating coronary heart diseases. Traditional treatments include open heart by-pass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stents into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, we believe that treatment with our No Option Heart Patient drug candidate in which Cardio Vascu-Grow™ is the active ingredient can lower the overall cost of treating coronary heart disease. This analysis reinforces our decision to make the treatment of coronary heart disease the first market for development.

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

Our goal is to establish our drug candidates with Cardio Vascu-Grow™ as the active ingredient as an integral part of the treatment regimen for cardiovascular disease where the growth of new blood vessels can improve the outcome for patients with these diseases.

The key elements of our strategy are:

Obtain Regulatory Approval of Cardio Vascu-Grow™

Our first and primary task is to obtain FDA regulatory approval for our drug candidates with Cardio Vascu-Grow™ as the active ingredient. We will continue with our clinical trials until our new drug candidates for No Option Heart Patients, Wound Healing, and other new drug candidates are approved for commercial sale. At the same time we file for approval in the United States, we will file for approval to the European Union. This is done by submitting basically the same approval application to the European Commission, which handles new drug approvals for the entire European Union. We may be required to conduct additional clinical trials to obtain European approval.

About 12 months prior to the anticipated drug approval by the FDA, we intend to start the process to register our new drugs with government and insurance companies’ drug registration payment system in the United States. Most drugs administered to patients in the United States are at least partially reimbursed or paid for by insurance companies, or the United States Government. Thus, to achieve commercial success, a drug needs to be registered in the drug payment system to be reimbursable.

Our specific goals for 2006 relative to advancing our product development pipeline are as follows;

•	Complete Phase I, of the “No Option Heart Patient’s” trial.

•	Initiate and complete the Wound healing Phase I trial.

•	Obtain FDA authorization and begin and complete the Peripheral Vascular Leg (PVD) Phase I trial.

•	Obtain FDA authorization and begin Phase II in the “No Option Heart Patients” trial.

•	Obtain FDA authorization and begin Phase I clinical trials in stroke recovery.

•	Begin the Proof of Concept trial for Lumbar Ischemia.

•	Conduct research to understand whether Cardio Vascu-Grow™ can trigger the growth of new beta cells for insulin production in diabetics.

•	Conclude our research to understand whether Catheter Based Delivery of our No Option Heart Patient drug candidate is realistic.

•	Obtain FDA authorization and begin our Phase II Wound Healing Trial.

•	Obtain FDA authorization and begin our Phase II PVD trial.

•	Conclude our research to understand whether Cardio Vascu-Grow™ may be a realistic therapy for intestinal ischemia.

•	Conduct research to understand whether Cardio Vascu-Grow™ can trigger myogenesis (growing new heart muscle tissue) in the heart.

Our specific goals for 2006 relative to advancing our financial stability are as follows;

•	Complete a new financing sufficient to fund us at least through the first quarter of 2007.

•	Have our shares listed on an exchange.

•	Increase the awareness about our Company in the general public and the investing public, with institutional investors, the medical community, and with payers.

•	Explore opportunities for a collaborative research and business relationship with a medical imaging company.

Establish Marketing, Sales and Distribution

About the same time that we start the drug registration process for each of our drug candidates, we intend to start implementing our marketing and sales program for the new drug candidate. We may enter into a marketing arrangement with a partner in the United States and/or Europe between now and the time of such approval. However, assuming we have no marketing and distribution partner, we are in the process of developing an independent marketing and sales program. In that regard, we have entered into a distribution agreement with Cardio Phage International, an affiliated Bahamas corporation, or CPI, to handle future distribution of our approved drugs and any other products which we might license to CPI. CPI’s territory is limited to areas other than the United States, Canada, Europe, Japan, the Republic of Korea, China and Taiwan. We have made no payments to, or received payments from, CPI and do not anticipate any such payments in the near future. Pursuant to this agreement, CPI is obligated to pay us an amount equal to 50% of its gross revenues from sales of our products after deducting CPI’s direct and certain indirect costs. This agreement has a term of 99 years. In addition, we have entered into an agreement with Korea Biotechnology Development Co., Ltd., or KBDC, an affiliated company, to commercialize, manufacture and sell our products for a period of 99 years in all of Korea, China and Taiwan. As part of that transaction, KBDC arranged for the purchase of 8,750,000 of our shares of common stock for $3,602,000. KBDC also agreed to fund all of the regulatory approval process in Korea for any of our products. KBDC will pay a royalty to us equal to ten percent of its net revenues from the sale of our products.

Customer Motivation

We believe there are four categories of customers for Cardio Vascu-Grow™: the patient, the patient’s doctor, the hospital, and the payer. We believe the payer is almost as important as the patient and his or her doctor. Other than the patient, the payer for a medical treatment can be a government agency, an insurance company, an HMO plan or a self-insured business. We believe that acceptance of a new medical treatment option will succeed more rapidly if the payers support that treatment. Therefore, we plan to address the motivation our treatment offers with those who pay the bills for the treatment.

The important considerations of the payer are quality of care and medical costs in the form of the price of drugs and services. We believe our pharmaceutical treatment for heart disease could significantly lower the cost of treating some coronary and other vascular diseases and improve quality of care by reducing the need for more invasive cardiac or vascular surgery. We believe our pharmaceutical treatment for wound healing could significantly improve quality of care by potentially closing wounds that other treatments may not be closing.

No-Option Heart Patients

These potential customers are those people whose doctors have informed them that presently there exists no traditional medical treatment for their heart disease condition. These patients’ condition could be the result of having already received heart by-pass surgery, the result of a heart transplant, or other medical conditions, where traditional medical treatments are not applicable. Based on the opinion of medical experts reported in the February 14, 1998 Wall Street Journal, we believe the marketplace of this no-option Heart Patients category in the United States alone approximates 150,000 new patients every year. Based on the results of Dr. Stegmann’s second clinical study in Germany, we believe both potential patients and their doctors should be very interested in our new drug candidate for No Option Heart Patients in which Cardio Vascu-Grow™ is the active ingredient as treatment to grow new blood vessels for the human heart around clogged arteries.

Specific Marketing and Sales Plan for our drug candidate for No Option Heart Patients. We will market our drug candidate for No Option Heart Patients to the patient community through targeted advertising efforts. Likewise, we will target members of the medical profession who specialize in heart disease. Most of our marketing campaign will involve raising customer awareness in patients, doctors and payers. A person with a heart problem does not have to be sold hard to save his or her life; he or she simply needs to be aware the treatment exists.

Our marketing strategy will be based upon the premise that the four customer groups: payers, hospitals, doctors and patients have different senses of urgency. These factors influence desire to adopt and time for adoption by a given customer group. If our drug candidate for No Option Heart Patients delivers the benefits we hope to demonstrate, patients’ desire to either live or enjoy an improved quality of life should exert significant demand on doctors and hospitals to provide the our drug candidate for No Option Heart Patients and procedure. If our drug candidate for No Option Heart Patients delivers the benefits we hope to demonstrate and if the results of the benefits of the drug include a decrease in the need for, and cost of, repeat angiograms and subsequent treatment for recurrent angina, we then believe the cost savings to payers may exceed the cost of the drug. Then, payers’ desires to save costs and/or improve profits should exert demand on hospitals and doctors to provide the our drug candidate for No Option Heart Patients and procedure. Accordingly, we intend to market our product by creating demand from payers and patients and acceptance from hospitals and doctors.

Specifically, we will (1) market economics and patient care to payers to secure reimbursement agreements, (2) market to the leading cardiac hospitals the economics and patient care in an effort to have the product adopted as “Standard of Care”, which status will aid in marketing to the other cardiac hospitals, (3) market patient care and economics to the doctors, and (4) market a state of well being to patients. We engaged consultants who have studied programs to market to hospitals and patients. We have also conducted conferences across the country, marketing to doctors. We have consultants working on economic models for marketing to payers.

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

In the area of distribution, the drug kit for our drug candidate for No Option Heart Patients is expected to be about the size of a small lunch box. It can be delivered via overnight shipment. While there are some special handling needs, the shipping kit can be constructed to satisfy those requirements.

Specific Marketing and Sales Plan for Our Drug Candidate for Wound Healing. We are currently formulating our sales and marketing plan for our drug candidate for Wound Healing. We anticipate that the strategy will be similar to the strategy for sales and marketing of our drug candidate for No Option Heart Patients.

Manufacturing

Phage Biotechnology Corporation, an affiliated company (“Phage”), manufactures our pharmaceutical products in its laboratory production facility in Irvine, California, and is our sole source of supply. Phage has developed a proprietary manufacturing process to produce protein pharmaceutical products. To date, Phage has manufactured all the clinical doses required for our ongoing and soon to commence Phase I clinical trials and has the manufacturing capacity to provide product for the Phase II and III trials as well. Additionally, we are investigating other outsourced contract manufacturers as a backup to Phage should there ever be any interruption in supply or capacity issues.

Based on the FDA’s previous reviews of investigational drug applications submitted by Phage, we believe Phage’s manufacturing operations are in compliance with regulations mandated by the FDA for Phase 1 and Phase II trials. However, Phage’s current or future facilities would need to be certified as a GMP facility by the FDA in order for it to begin manufacturing for Phase III trials or commercial quantities of our drug candidates for sale and there can be no assurance that Phage’s current or future facilities would be so certified. As part of the ongoing clinical trials, the FDA reviewed documentation of Phage’s manufacturing process and quality control systems and the clinical trial was authorized to commence. If our drugs get close to regulatory approval, additional reviews and facility inspections will occur by federal and state agencies.

For details about our contract with Phage to develop and manufacture Cardio Vascu-Grow™, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

Collaboration

We continue to be open to and to evaluate the economic benefits of collaborations on research and development activities for individual or groups of potential new drug candidates in our product pipeline. We are not currently pursuing any specific collaborations.

Training

The procedure to administer our drug candidate in which Cardio Vascu-Grow™ is the active ingredient is a relatively simple procedure for a cardiac surgeon. Based on discussions with surgeons participating in our current clinical trial, no additional training for surgeons that will administer the drug in the future will be needed. The procedure for administering our drug candidate for Wound Healing is also a relatively simple procedure for health care providers of applying a salve to the wound. We believe that no additional training for administering the drug in the future will be needed.

Competition

Currently, we are not aware of anyone injecting a fibroblast growth factor protein into the wall of the heart to stimulate the growth of new blood vessels in no-option heart patients. In 2002, GenVec, Inc. announced that it completed a 71 patient study with a viral gene therapy drug that was delivered to the hearts of patients. It has not been announced whether additional clinical studies will occur. Boston Scientific Corporation, a maker of catheters, and Corautus Genetics Inc. disclosed last year that they have entered into an alliance to develop a gene therapy technology to treat coronary artery disease in which the gene will be delivered via a catheter. No efficacy results for this approach have yet been made public, however in March 2006 the FDA placed this clinical trial on hold due to reported serious adverse events. We are also aware of several commercial firms active in pre-clinical research in regenerating blood flow to the heart. We believe most of this research involves gene therapy which may involve more patient risk, as no gene therapy has been approved by the FDA. Other companies, including Aventis and GenVec, Inc., have clinical programs aimed at growing new blood vessels in the legs of diabetics, but, again, are using a gene-therapy approach. In the area of wound healing, Genentech, Inc. is performing a Phase II trial in diabetic wound healing, evaluating the protein growth factor vascular endothelial cell growth factor (“VEGF”). In addition, Johnson & Johnson has a marketed growth factor product with the name Regranex®. See also “Risk Factors—Risks Related to the Company—Competition and technological change may make our products and technology less attractive or obsolete.”

Patents and Proprietary Technology

Pursuant to an ownership and license agreement with Phage, we and Phage each have an undivided half ownership interest in the U.S. and foreign patent rights necessary to develop and commercialize drug products containing the active ingredient Cardio Vascu-Grow™. All patent rights were owned by Phage prior to the agreement. In consideration of Phage’s assignment to us of a half ownership interest in the patent rights, we agreed to pay Phage for technical development services related to the manufacture of Cardio Vascu-Grow™ and the formulation of the drug candidates, and to either purchase the drug candidates from Phage for 10% of the net sales price or pay Phage a royalty of 6% of our net sales price if we obtain the drug candidates from any other source.

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

Phage has granted to us a non-revocable and exclusive worldwide license (including the right to sublicense to third parties) to the patents necessary to develop and commercialize drug candidates in which Cardio Vascu-Grow™ is the active ingredient. As a part of that agreement, Phage will provide technical development services to us for the development and regulatory approvals of our drug candidates, including but not limited to, lab work, testing and production of our drug candidates in which Cardio Vascu-Grow™ is the active ingredient for clinical trials, all as directed by us. We pay Phage’s actual direct cost of service (direct, indirect and overhead costs with no profit component) for such development services.

In addition, at our election, we will either (i) purchase the bulk product from Phage for a price equal to ten percent of our net sales price of the drug product or (ii) pay Phage a six percent royalty on the net sales price of our drug product which is produced by another contract manufacturer or by us. It is our expectation that we will acquire our drug products from Phage; however, we are able to use another contract manufacturer or manufacture it ourselves.

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

Patents

Below are tables of U.S. and international patents and patent applications that have been filed or issued, and which are the subject of a joint ownership agreement with Phage. The intellectual property included in the tables below is important to our business as it may improve our competitive advantage.

U.S. Patents

HOLDER	PATENT	PATENT NUMBER	ISSUE DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,268,178	July 31, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,794,162	September 21, 2004

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,773,899	August 10, 2004

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	6,642,026	November 4, 2003

Foreign Patents

HOLDER	COUNTRY	PATENT	PATENT NUMBER	ISSUE DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Austria	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Belgium	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Switzerland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Germany	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	EP	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	France	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	United Kingdom	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Ireland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Liechtenstein	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

U.S. Patent Applications

HOLDER	PATENT	APPLICATION NUMBER	APPLICATON DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	10/649,480	August 27, 2003

Foreign Patent Applications

HOLDER	COUNTRY	PATENT	APPLICATION NUMBER	APPLICATON DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2000 620108	May 24, 2000

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Australia	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2001 284914	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Canada	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2419203	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	01964014.3	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2002-519596	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Korea	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2003-7002240	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Australia	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2001 288256	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Canada	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2419338	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	01967977.8	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2002-519599	August 15, 2001

CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Korea	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2003-7002239	August 15, 2001

Trademarks

Below is a table of U.S. and international trademarks for which applications have been filed or issued. The intellectual property included in the table is important to our business as it may improve our competition advantage.

Trademarks of CardioVascular BioTherapeutics, Inc.

Mark	Country	Class(es) / Goods	App. No. / App. Date	Reg No. / Reg Date	Status
CARDIO VASCU- GROW	U.S.	5: Pharmaceutical compositions for use in revascularization of the heart	78/163,385 9-12-02		Pending

CARDIO VASCU-GROW	Australia	5: Pharmaceutical, veterinary and sanitary preparations including; pharmaceutical compositions for use in revascularization of the heart	102091 9-16-04	1020901 5-18-05	Registered

CARDIO VASCU- GROW	Canada	5: Pharmaceutical compositions for use in revascularization of the heart	1231007 9-16-04		Pending Published

CARDIO VASCU-GROW	European Community	5: Pharmaceutical compositions for use in revascularization of the heart	1021658 12-21-98	1021658 3-17-00	Registered

CARDIO VASCU-GROW	Japan	5: Pharmaceutical compositions for use in revascularization of the heart	110528 12-24-98	4414864 9-8-00	Registered

CARDIO VASCU-GROW	Liechtenstein	5: Pharmaceutical compositions for use in revascularization of the heart	13362 9-22-04	136362 12-6-04	Registered

CARDIO VASCU-GROW	Mexico	5: Pharmaceutical and veterinary preparations; sanitary preparations for medical purposes; dietetic substances adapted for medical use, food for babies; plasters, materials for dressing; materials for stopping teeth, dental wax, disinfectants; preparations for destroying vermin; fungicides, herbicides	0678039 9-22-04	865969 1-27-05	Registered

	Monaco	5: Pharmaceutical compositions for use in revascularization of the heart	24747 9-22-04	0424307 11-30-04	Registered

CARDIO VASCU-GROW	New Zealand	5: Pharmaceutical compositions for use in revascularization of the heart	718571 9-16-04	718571 3-17-05	Registered

CARDIO VASCU-GROW	Switzerland	5: Pharmaceutical compositions for use in revascularization of the heart	56235/2004 9-16-04	527625 11-11-04	Registered

DR. STEGMANN CARDIO-REVASCULARIZATION	European Community	42: Medical services; medical clinics	1021591 12/21/98	1021591 3-17-00	Registered

VASCU-FLOW	European Community	5: pharmaceutical compositions for use in revascularization of the heart	1023340 12-21-98	102340 3-17-00	Registered

VASCU-GROW	European Community	5: Pharmaceutical compositions for use in growing new blood vessels	1021724 12-21-98	1021724 3-17-00	Registered

VASCU-GROW	Japan	5: Pharmaceutical compositions for use in growing new blood vessels	110527/1998 12-24-98	4414863 9-8-00	Registered

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of products such as ours and in our ongoing research and product development activities. As noted above, our drug candidates in which Cardio Vascu-Grow™ is the active ingredient will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

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

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of a new drug application (NDA), or a biologics licensing application (BLA) for approval to commence commercial sales. Currently, all our our current and planned drug candidates in which Cardio Vascu-Grow™ is the active ingredient are designated as a biologics and will be required to file a BLA, which has, as one of its approval components, an FDA inspection of the manufacturing facility producing the biologic. Following review of the clinical data and the facility inspection, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all.

Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

If the FDA approves an NDA or BLA, the product becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional clinical studies, known as Phase IV, to evaluate long-term effects.

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

We may ask for fast track designation to secure expedited review of our No Option Heart Patient drug candidate in which Cardio Vascu-Grow™ is the active ingredient. We cannot be sure that we will obtain fast track designation. We cannot predict the ultimate impact, if any, of the new fast track process on the timing or likelihood of FDA approval of any of our potential products.

Employees and Other Personnel

As of March 15, 2006, we had a total of fourteen employees, eleven of whom were full-time. Four of the fourteen employees are in research and development, and ten are in operations and administration. We had fifteen independent contractors or subcontractor personnel with five people in operations and administration and eleven people in research and development, including clinical development. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A.	RISK FACTORS

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $29,157,178 as of December 31, 2005. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approvals for our new drug candidates;

•	develop, formulate, manufacture and commercialize our new drug candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, administrative and sales and marketing personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We do not expect to generate revenues unless one of our drug candidates is approved, and may not be able to generate these revenues even if it is approved. We may never achieve profitability in the future.

At December 31, 2005, we had $8,811,953 in cash, cash equivalents and short-term investments. On March 20, 2006 we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,597,000. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

If we continue to incur operating losses for a period longer than we anticipate, we will be unable to advance our development program and complete our clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations through at least the first quarter of 2007 with our current resources and the net proceeds of the financing we completed in March 2006. We may need to raise additional capital sooner, however due to a number of factors, including:

•	an acceleration of the number, size or complexity of the clinical trials;

•	slower than expected progress in developing our drug candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to develop or protect our intellectual property; and

•	higher than expected costs to develop our sales and marketing capability.

Violation of covenants and other events of default and triggering events associated with the senior secured notes and warrants we recently sold could have a significant detrimental effect on our liquidity.

On March 20, 2006, we completed a private placement (the “Private Placement”) of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the our common stock. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. We may also incur cash damages if we fail to issue and deliver certificates of our common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. We may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, we may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the us are: (i) after a triggering event the holder of a note has the option to require the us to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

If we are unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on our liquidity.

In the future we may not be able to raise additional necessary capital on favorable terms, if at all.

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders. We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. Our recent debt financing is secured by all of the company’s assets. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Cardio Vascu-Grow™ is currently the only active ingredient in all of our drug products. Because the development of Cardio Vascu-Grow™ is subject to a substantial degree of technological uncertainty; we may not succeed in developing it.

Unlike many pharmaceutical companies which have a number of products in development and which utilize many technologies, we are dependent on our basic drug technology for the success of our company. While our core technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we currently do not have others to fall back on and our business will fail.

Our new drug candidates are still in research and development and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occurs, we may never successfully market products in which the active ingredient is Cardio Vascu-Grow™.

We may not receive regulatory approvals for our new drug candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our new drug candidates and in ongoing research and product development activities. Our new drug candidates are still in research and development and we have not yet requested or received regulatory approval to commercialize any of them from the FDA or any other regulatory body. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain, or encounter delays in obtaining or maintaining regulatory approvals, it could adversely affect the marketing of one or all of our new drug candidates, as well as our liquidity and capital resources.

In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to these products and their marketing. Any delay in, or suspension of, our clinical trials will delay the filing of our applications with the FDA to market the drug in the United States and, ultimately, our ability to commercialize our new drug candidates and generate product revenues.

In connection with our clinical trials, we face the risks that:

•	we or the FDA may suspend the trials;

•	we may discover that Cardio Vascu-Grow™ may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than we expected;

•	patients may drop out of the trials;

•	patients may die during the trials, even though treatment with our new drug candidates may not have caused those deaths; and

•	we may not be able to produce sufficient quantities of Cardio Vascu-Grow™ to complete the trails.

We may encounter delays or difficulties in our clinical trials, which may delay or preclude regulatory approval of our drug candidates.

In order to commercialize our new drug candidates for coronary heart disease treatment and as a wound healing agent, we must obtain regulatory approvals for that use. Satisfaction of regulatory requirements typically takes many years, is expensive and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that each drug candidate is safe and effective for a particular disease treatment.

We have commenced treatment of patients in the planned Phase I clinical trials of our No Option Heart Patient new drug candidate. A second Phase I trial has been authorized by the FDA for diabetic wound healing and is scheduled to begin in the first half of 2006. Ongoing or future clinical trials may demonstrate that our new drug candidates are neither safe nor effective.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation (FDA or otherwise) during the period of product development, clinical trials and FDA regulatory review. Such delays or rejections may be caused by failure to comply with applicable penalties, recall or seizure of any approved products, total or partial suspension of production or injunction, as well as other regulatory action against our drug candidates or us.

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

As of December 31, 2005, we had two scientist employees, John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and eleven scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

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

Daniel C. Montano, our Chairman of the Board, President, Chief Executive Officer and the owner of 24.7% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Our Chief Executive Officer and President, Daniel C. Montano, along with Chief Financial Officer and Vice President, Mickael A. Flaa, and Chief Scientific Officer and Chief Operating Officer and Vice President, John W. Jacobs, devote a sufficient amount of their business time to our company to discharge 100% of their duties, and also devote time to an affiliated company which does business with us, and the balance of their time on other business affairs. We do not have employment agreements with our executive officers or key employees. See following Risk Factor about potential conflicts of interest.

Our relationship with Phage Biotechnology Corporation, and the relationship of our senior executive officers to Phage, creates potential for conflicts of interest.

We have a number of relationships with Phage, an affiliated company, which may create conflicts of interest. Pursuant to a joint ownership and license agreement with Phage, subject to certain contractual commitments, we own a one-half undivided interest in the U.S. and foreign patents and patent applications necessary to develop and commercialize our new drug candidates in which Cardio Vascu-Grow™ is the active ingredient. We entered this agreement to protect our ability to obtain patent protection on processes developed in conjunction with Phage which processes might be useful to Phage in other unrelated products. Pursuant to that agreement, we also have an exclusive license to develop and commercialize new drug candidates with Cardio Vascu-Grow™ as the active ingredient. Phage provides technical development services to us, and currently is our sole supplier of Cardio Vascu-Grow™. In addition to Cardio Vascu-Grow™, Phage is currently in the process of developing other drug products that are not expected to have any relation to our proposed product or business. Notwithstanding the foregoing, nothing in our agreements precludes Phage from participating in activities competitive to ours.

Daniel C. Montano beneficially owns approximately 24.7% of our outstanding voting stock. Mr. Montano also owns 19.53% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.56% of Phage’s outstanding common stock. Additionally, certain of our officers and directors (including Daniel C. Montano, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) own or hold voting control over an aggregate of 41.20% of Phage’s outstanding common stock. Daniel C. Montano, Grant Gordon and Alexander G. Montano are signatories to a Phage Controlling Stockholders Agreement which provides for an agreement to vote together.

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

Mickael A. Flaa is our Chief Financial Officer and serves the same role with Phage and CPI. He joined our board of directors upon the closing of our initial public offering. He devotes as much time as necessary to our affairs, devotes as much time as necessary to CPI’s affairs and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Such individuals owe a fiduciary duty of loyalty to us. They also owe similar fiduciary duties to Phage and CPI. However, due to their responsibilities to serve these companies, there is potential for conflicts of interest. At any particular time, the needs of Phage and or CPI could cause one or more of these executive officers to devote such attention at the expense of devoting attention to us. In addition, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Such conflicts will be resolved by our conflicts resolution committee, comprised of independent directors and directors having no affiliation with Phage or CPI. If this occurs, matters important to us could be delayed. The results of such delays are not susceptible to accurate predictions but could include, among other things, delay in the production of sufficient amounts of Cardio Vascu-Grow™ to complete our clinical trials on our preferred timetable or to meet potential commercial demands if our clinical trials are successful and we receive FDA approval to sell the drug in the U.S. Such delays potentially could increase our costs of development or reduce our ability to generate revenue. Our officers will use every effort to avoid material conflicts of interest generated by their responsibilities to Phage and CPI, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

Our Chairman, President and CEO is a guarantor of our obligation under our senior secured notes and warrants.

On March 20, 2006, Daniel C. Montano, our Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

Daniel C. Montano owes a fiduciary duty of loyalty to us. However, there is potential for conflicts of interest between Daniel C. Montano’s personal interests and ours whether Daniel C. Montano’s guaranty is called upon or not. No assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

We may be subject to claims resulting from our guarantee of Phage leases.

We have guaranteed Phage’s obligations under its lease with the Regents of the University of California. The lease provides for monthly rent of approximately $35,500 plus shared building operating expenses through August 31, 2006. Additionally, on March 15, 2006, we guaranteed Phages lease obligations for a new manufacturing facility in San Diego, CA, through July 2013. The Lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month. Should Phage default on its lease obligations, we would be called on our guarantee to pay the lease payments.

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

We have entered into an agreement with our affiliated company, Phage, to manufacture our drug candidates in which Cardio Vascu-Grow™ is the active ingredient for us and to supply it to us. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents and then the agreement will expire on the date of the last patent to expire. Any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply. Any delay or interruption would likely lead to a delay or interruption in the production of our drug candidates and could negatively affect our operations. In addition, as part of the drug approval process, Phage will be inspected by the FDA prior to approval of the drug. If we obtain FDA approval for Cardio Vascu-Grow™, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of our our drug candidates and thus negatively affect our ability to generate revenues.

Governmental and third-party payers may subject any products developed by us to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

The continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means may reduce our potential revenues. These payers’ efforts could decrease the price that we receive for any products we may develop and sell in the future. In addition, third-party insurance coverage may not be available to patients for any products we develop. If government and third-party payers do not provide adequate coverage and reimbursement levels for our products, or if price controls are enacted, our ability to generate revenues will suffer.

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

Our profitability will depend on the market’s acceptance of Cardio Vascu-Grow™ at a profitable price which may depend upon the agreement of third party payers to reimburse it. If the medical community and patients do not ultimately accept any products developed by us as being safe and effective, as well as cost effective, we may not recover our investment and our business may fail.

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

The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products or its withdrawal of our products from the market even if it had previously been approved;

•	injury to our reputation and significant media attention;

•	withdrawal of clinical trial volunteers;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.

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

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases our new drug candidates target. All potential competitors that we know about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics, Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public, however in March 2006 the FDA placed the clinical trial of Boston Scientific Corporation and Corautus Genetics, Inc. on hold due to reported serious adverse events. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

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

•	regulatory or payer reimbursement developments in the United States or other countries;

•	product liability claims or other litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or comments by securities analysts;

•	developments in our industry;

•	the result of our clinical trials;

•	developments in patent or other proprietary rights;

•	general market conditions;

•	future sales of common stock by existing stockholders; and

•	public concern as to the safety of our drugs.

If any of the risks described in this Risk Factors section occurs, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits which, even if unsuccessful, would be costly to defend and a distraction to management.

Conversion into common stock of the senior secured notes and warrants that we recently sold could cause substantial dilution.

We completed the sale in the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock on March 20, 2006. The notes are convertible into shares of the Company’s common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Our stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders.

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

Our officers, directors and principal stockholders together control approximately 82.88% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

We have broad discretion in how we use the net proceeds from our initial public offering and our more recent sale of senior secured debt, and we may not use these proceeds effectively.

Our management has broad discretion as to the application of the net proceeds of our public offering and our more recent sale of senior secured debt. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Moreover, our management may use the net proceeds for corporate purposes that may not increase our profitability or our market value.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give noteholders a right to rescind their purchases.

Commencing in 2001 and ending in August 2004, we sold three series of convertible notes, each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. We made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty because we did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the Securities and Exchange Commission. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. For those noteholders that elected to convert to common stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. If the sales to noteholders that have converted to common stock had to be rescinded, our total potential liability could be $14,892,200 plus interest. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were convertible at either $2.00 per share or $4.00 per share. Accordingly, the market price of our common stock would likely have to decrease by more than 50% from the $10 public offering price before a noteholder had a significant economic reason to pursue any potential rescission rights.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules the Securities and Exchange

Commission subsequently implemented, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to continue to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In March 2006, we moved our headquarters and administrative offices to Las Vegas, Nevada. This facility is adequate for anticipated future needs. We also have a working arrangement with our affiliated manufacturing partner, Phage, to use space in their facility on an as-needed basis. The facility is located in the University Research Park, Irvine, CA, which is adjacent to the University of California, Irvine. We have guaranteed Phage’s obligations under its lease with the Regents of the University of California.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is listed on the OTC Bulletin Board (symbol: CVBT.OB). Our Common Stock did not trade during fiscal year 2004. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the common stock as reported on the OTC Bulletin Board since our IPO on February 11, 2005.

Period	High	Low
February 11, 2005 to March 31, 2005	$15.20	$12.40
April 1, 2005 to June 30, 2005	11.00	4.25
July 1, 2005 to September 30, 2005	10.70	5.75
October 1, 2005 to December 31, 2005	8.70	3.85

Approximate Number of Equity Security Holders

We have one class of common stock outstanding as of December 31, 2005; Common Stock with a par value of $0.001. As of March 31, 2006, there were approximately 1,000 holders of record of the Company’s Common Stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record.

Dividend Policy

Since our incorporation, we have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, on March 20, 2006, we completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the our common stock. Pursuant to the terms of this transaction, from March 20, 2006 until the first date on which there are no notes outstanding, we have certain restrictions on the payment of dividends or distributions, whether in cash, stock, equity securities or property.

Proceeds from the sale of Registered Securities

Our Registration Statement on Form S-1, File No. 333-119199, with the Securities and Exchange Commission was declared effective on February 11, 2005 (the “Registration Statement”). We commenced the offering of common stock pursuant to the Registration Statement on February 11, 2005 (our Initial Public Offering (“IPO”)). The managing underwriter for our IPO was First Dunbar Securities Corporation. The net proceeds from the sale of 1,500,000 and 225,000 shares of Common Stock from our IPO and over-allotment was approximately $15,693,000. This amount takes into account our initial public offering price of $10 per share, and after deducting the underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by us of $655,500.

Use of Proceeds from IPO

The company has expended approximately $7,000,000 of the IPO proceeds of which approximately $3,000,000 was expended for funding preclinical and clinical trials and $4,000,000 for general and administrative activities.

Recent Sale of Unregistered Securities

On March 20, 2006, we completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants.

We may also incur cash damages if we fail to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. We may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, we may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event the holder of a note has the option to require us to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

The gross proceeds of the Private Placement were $20,000,000. We incurred a closing fee of: (i) $200,000 to purchasers of the notes, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, a party related to one of our directors, Alexander G. Montano; and (iii) other expenses in the amount of $3,000. A total of $1,403,000 in transaction fees and expenses were paid by us, such that we realized net proceeds in the amount of $18,597,000. We sold the securities under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”).

On March 20, 2006, Daniel C. Montano, our Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty shall terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

ITEM 6. SELECTED FINANCIAL DATA

We were incorporated in Delaware in March 1998 and commenced operations at that time. Since that time, our activities focused on raising capital and the development of our Cardio Vascu-Grow™ , the active ingredient in all of our current drug candidates. The following statements of operations data for the years ended December 31, 2003, 2004 and 2005 and balance sheet data as of December 31, 2004 and 2005 have been derived from our audited financial statements and the related notes, which are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001 and 2002 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements and the related notes, which statements and notes are not included in this Form 10-K. The balance sheet data for the year ended December 31, 2001 was derived from our unaudited financial statements, which do not appear in this Form 10-K. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included elsewhere in this Form 10-K, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Prior period results are not necessarily indicative of future results.

	Years Ended December 31,
	2001	2002	2003	2004	2005
Statements of Operations Data:
Net sales	$—	$—	$—	$—	—
Cost of goods sold	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—
Operating expenses:
Research and development	1,086,783	822,157	750,138	2,543,530	3,090,626
Sales, general and administrative	557,732	364,801	920,477	2,337,014	7,979,156

Total operating expenses	1,644,515	1,186,958	1,670,615	4,880,544	11,069,781
Loss from operations	(1,644,515)	(1,186,958)	(1,670,615)	(4,880,544)	(11,069,781)
Other and interest income (expense), net	(20,439)	(141,502)	(658,133)	(3,132,935)	(1,296,141)

Net loss	$(1,664,954)	$(1,328,460)	$(2,328,748)	$(8,013,479)	$(12,365,921)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.07)	$(0.10)

Weighted-average shares used in computing net loss per common share, basic and diluted	110,099,029	110,190,100	110,190,100	110,575,005	120,373,544

	As of December 31,
	2001	2002	2003	2004	2005
	(unaudited)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,281,432	$22,5644	$1,634,327	$4,615,583	$8,811,953
Working capital (deficit)	$997,930	$(871,262)	$1,231,388	1,618,139	8,963,013
Total assets	$1,289,237	$114,1477	$4,918,376	$6,710,278	$9,488,514
Convertible promissory notes net of current portion	$—	$1,085,000	$8,081,000	$8,615,999	$—
Total stockholders’ equity (deficit)	$1,005,735	$(1,867,679)	$(4,029,563)	$(5,382,665)	$9,188,887

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

Overview

We are a biopharmaceutical company focused on developing a new drug for the treatment of cardiovascular disease. We were established in 1998, as a Delaware corporation, to commercialize the results of clinical research in cardiovascular disease treatment performed by Dr. Thomas Stegmann in the mid-1990s. We are a development-stage company and continue to fund our FDA clinical trials and preclinical research studies for the multiple applications of our biologic active ingredient, Cardio Vascu-Grow™.

We have never generated revenues. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the FDA approves one of our drug candidates and we begin marketing it. We expect to continue to spend significant amounts on the development of our drug candidates. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of Cardio Vascu-Grow™ and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

From our inception through December 31, 2005, our primary research and development activity has been the testing of Cardio Vascu-Grow™ in animals and in a “No-Option” heart patient population, diabetic wound healing and bed sores, peripheral vascular disease, and other potential applications including ischemic conditions throughout the body for our drug candidate. We have through our early studies that our drug candidate Cardio Vascu-Grow™ improves perfusion in areas of tissue and organs affected from poor blood flow.

We are currently in an FDA trial designed to provide evidence for both safety and dosage levels. We have engaged TouchStone Research (formerly Clinical Cardiovascular Research, L.L.C.) to manage this authorized FDA clinical trial. During the year ended December 31, 2005, we began human clinical diabetic wound healing studies for preclinical activities for the use of Cardio Vascu-Grow™ for the possible treatment of stroke and for peripheral vascular disease in legs, and wound healing. We have outsourced these preclinical activities to independent research or design firms.

Our research and development expenses incurred through December 31, 2005 were expenses related primarily to the development of our new drug candidate for “no-option” heart patients. We expect to incur additional research and development expenses of approximately $30,000,000 relating to our new drug candidate for “no-option” heart patients prior to its anticipated commercial launch in the United States. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for our preclinical activities as these amounts are subject to the outcome of current preclinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

In 2003, we began the preclinical activities to develop a catheter delivery system to the human heart for Cardio Vascu-Grow™. These activities continue. We have outsourced these preclinical activities to independent research and design firms. This activity continues.

The first clinical trial for the wound healing medical indication is a Phase I safety trial where eight patients will receive one of two doses of Cardio Vascu-Grow™ as a topical application on their leg or foot open wounds. In addition, we expect to incur additional research and development expenses of approximately $10,700,000 relating to the anticipated commercial launch of Cardio Vascu-GrowTM for wound healing applications in the United States.

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

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through December, 2005 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing the company to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals. We expect these expenses to be material.

We have not generated taxable income to date. At December 31, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $25,700,000. If not utilized, federal net operating loss carry forwards will expire through 2020. To date, we have not recognized the potential tax benefit of our net operating losses on our balance sheets or statements of operations. The future utilization of our net operating loss carry forwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We will incur changes in ownership from both our initial public offering and from the conversion of our convertible preferred stock and convertible notes payable, which may result in limitations to our net operating loss carry forwards.

Critical Accounting Estimates

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

While our significant accounting estimates are more fully described in our financial statements appearing in this Form 10-K, we believe that the following accounting policies relating to stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

Stock Based Compensation. We account for stock option grants to employees using the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (see Note 10 to our financial statements). In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since we have not issued stock options to employees from March 11, 1998 (inception) to December 31, 2003, the adoption of SFAS No. 148 has had no impact to our financial position or results of operations through that point in time. We issued stock options to employees in the years ended December 31, 2004 and 2005 and recorded an expense associated with it of $79,176 as “Options issued for services rendered,” and $1,812,010 as “Stock based compensation,” respectively. We anticipate granting options in the future to attract and retain independent board members, employees and others.

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

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Staged Enterprises.” We are devoting substantially all of our present efforts to our formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2005, we have accumulated a deficit of $29,157,178. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future; that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several years due principally to the anticipated expenses associate with the proposed product development, clinical trials and various research and development activities.

Results of Operations

Years Ended December 31, 2005 and 2004

Our activities during fiscal 2005 consisted almost entirely of research and development and general corporate activities to support our FDA clinical and preclinical trials. Research and development expenses increased 22% from $2,543,530 to $3,090,625 for the years ended December 31, 2004 and 2005 respectively. We began our Phase l FDA clinical trial with our first patient in December 2003 and the trial has continued through

2005. The pace of our “no option heart” study is related to the ability to find qualified candidates. This increase of $547,095 is due primarily to clinical costs for the FDA Phase I clinical trial of $2,528,000 and preclinical costs for an animal study for wound healing of $108,000, peripheral vascular disease $163,000, stroke $80,000, chronic back pain and lumbar ischemia $63,000 and intestinal ischemia of $63,000. Additionally, we incurred increased drug production costs of $202,965 for clinical and pre-clinical development of our drug candidates and an increase of $119,250 in consulting fees.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
Research and development (a)	$2,543,530	$3,090,625	$547,095	22%

(a)	Includes $181,936 and $578,052 paid to Phage Biotechnology Corporation.

General and administrative expenses increased 241% from $2,337,014 to $7,979,156 for the years ended December 31, 2004 and 2005, respectively. We incurred increases of approximately $3,019,000 in the costs associated with being a publicly traded company, of which approximately $1,700,000 in options issued to the board of directors. Additionally, we had a substantial increase in our marketing and travel expenses of $1,683,000 as we increased our marketing and corporate awareness and image activities. Other increases resulted from administrative costs supporting the increased activity in research and development administrative infrastructure of $233,000, and expense increases of approximately $680,000 related to insurance, computer systems and legal expenses.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
General and administrative (b)	$2,337,014	$7,979,156	$5,642,142	241%

(b)	Includes $181,348 and $263,922 paid to Phage Biotechnology Corporation.

Interest income increased $263,558 in the year ended December 31, 2005, when compared to December 31, 2004. This is a result of a higher level of cash and marketable securities available for investment during 2005.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
Interest Income	$34,062	$297,600	$263,538	774%

Interest expense decreased 49% or $1,558,257 for the year December 31, 2005, when compared to December 31, 2004. The decrease resulted from increased debt related costs for interest, amortization of deferred financing costs of over $712,000 and amortization of the beneficial conversion cost of over $710,000 related to the conversion of our convertible notes financings.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
Interest Expense	$3,151,997	$1,593,740	$(1,558,257)	-49%

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

	For the Years Ended December 31,
	2003	2004	$ Change	% Change
Research and development (c)	$750,138	$2,543,530	$1,793,392	239%

(c)	Includes $113,245 and $181,936 paid to Phage Biotechnology Corporation.

General and administrative expenses increased 154% from $920,477 to $2,337,014 for the years ended December 31, 2003 and 2004, respectively. The increase resulted from an increase in our administrative costs supporting the increased activity in research and development and in building necessary personnel and administrative infrastructure of $783,486. Marketing and travel increased $326,387 as we increased our marketing activities. Additionally, we incurred $317,112 of professional fees to lawyers and auditors that were not incurred in 2003 associated with preparing the company to be a public company.

	For the Years Ended December 31,
	2003	2004	$ Change	% Change
General and administrative (d)	$920,477	$2,337,014	$1,416,537	154%

(d)	Includes $64,954 and $181,348 paid to Phage Biotechnology Corporation.

Interest income increased from $14,000 in fiscal 2003 to $34,062 for the years ended December 31, 2003 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during 2004.

	For the Years Ended December 31,
	2003	2004	$ Change	% Change
Interest Income	$14,000	$34,062	$20,062	143%

Year ended December 31, 2003 and 2002

Our activities in 2003 consisted almost entirely of research and development and general corporate activities to support our research and development. Research and development expenses decreased 8.8% from $822,157 in 2002 to $750,138 in 2003 primarily due to the decrease in both clinical and preclinical trial activities as we awaited sufficient funding to proceed with the approved Phase l FDA trial, which we began in December of 2003.

	For the Years Ended December 31,
	2002	2003	$ Change	% Change
Research and development (e)	$822,157	$750,138	$(72,019)	8.8%

(e)	Includes $94,286 and $113,245 paid to Phage Biotechnology Corporation.

General and administrative expenses increased 152% from $364,801 in 2002 to $920,477 in 2003. The increase resulted from increased management and personnel expenses associated with building necessary administrative infrastructure and legal fees associated with improving our patent protection.

	For the Years Ended December 31,
	2002	2003	$ Change	% Change
General and administrative (f)	$364,801	$920,477	$555,676	152%

(f)	Includes $135,892 and $64,954 paid to Phage Biotechnology Corporation.

Interest income was $14,000 in 2003. We had no interest income in 2002. This was a result of a higher level of cash and marketable securities available for investment during 2003.

	For the Years Ended December 31,
	2002	2003	$ Change	% Change
Interest Income	$0	$14,000	$14,000	N/A

Interest expense increased 375% to $672,133 in 2003 from $141,502 in 2002, resulting from increase in our convertible notes and amortization of deferred debt financing costs.

	For the Years Ended December 31,
	2002	2003	$ Change	% Change
Interest Expense	$141,502	$672,133	$530,631	375%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2005, we have financed our operations through the initial public offering of our common stock and the private sale of our capital stock and our convertible notes. Through December 31, 2005, we have received net proceeds of approximately $33,066,946 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable. The table below summarizes our sales of equity securities and convertible notes through December 31, 2005.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	4,973,958
Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	753,667

Total net proceeds for issuance of our convertible notes payable	12,866,418

Net proceeds from the Initial Public Offering
1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125

Option exercises
123,466 stock option exercised	83,003

Total net proceeds from financings through December 31, 2005	$33,066,946

As of December 31, 2005, we had $8,811,953 in cash, cash equivalents and short-term investments. During the first quarter of 2005 we closed our initial public offering and the underwriter’s over allotment for net proceeds to us of $15,693,000.

On March 20, 2006, we completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,403,000 in transaction fees and expenses were paid by us, such that we realized net proceeds in the amount of $18,597,000.

On March 20, 2006, Daniel C. Montano, our Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

During March 2005, our convertible note holders elected to convert $10,331,000 worth of their convertible notes into our common stock. As of December 31, 2005, all convertible notes have been converted into common stock except $30,000 for which note holders elected to be repaid. In May 2005, we paid in cash our investors their accrued interest of approximately $1,310,000.

We had approximately $181,000 in capital expenditures in 2005.

Income Taxes

As of December 31, 2005, we had net operating loss carry forwards for federal income taxes of approximately $25,700,000. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure resulting from our initial public offering and from the conversion of our convertible preferred stock and convertible notes. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2005, we had deferred tax assets representing the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Year ended December 31, 2005 and 2004

For the years ended December 31, 2005, our operating activities consumed cash of $10,730,971, an increase of $6,604,214 over the year ended December 31, 2004. Our activity level in 2005 increased dramatically over the level of activity in 2004 in both our research and development activities and our general and administrative activities because we were able to raise cash through the sale of our common stock. This liquidity allowed us to proceed with our drug trials, increased administrative capability and personnel, marketing activities, and the cost of being a public company.

Purchase of short term investments consumed $52,001 of cash combined with $180,915 of capital expenditures for property and equipment, resulting in $232,916 of cash consumed in investing activities for the period ended December 31, 2005, which was an increase of $115,136 over the year ended December 31, 2004.

Financing activities generated $15,108,254 of cash during the year ended December 31, 2005, an increase of $7,967,825 over the year ended December 31, 2004. This increase is primarily related to completion of our Initial Public Offering exceeding the proceeds from the sale of convertible notes payable during the year ended December 31, 2005 and 2004 respectively.

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

Financing activities generated $7,140,431 of cash during the year ended December 31, 2004, an increase of $3,425,213 over the year ended December 31, 2003. This increase is primarily related to the collection of all subscriptions receivable in 2004 of $2,042,099 and proceeds from notes payable issued $6,631,200.

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

Funding Requirements

Over the next 12 months, we expect to devote substantial resources to continue our research and development efforts and to develop our sales, marketing and manufacturing programs associated with the the anticipated future commercialization and launch of our drug candidates. Our funding requirements will depend on numerous factors, including:

•	the number, scope and results of our clinical trials;

•	advancement of other uses for our product candidate into development;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of such litigation; our ability to establish, enforce and maintain collaborative arrangements and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of our potential products.

We do not expect to generate significant additional funds unless and until we obtain marketing approval for, and begin selling, one of our new drug candidates. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch one of our new drug candidates;

•	the success of our other preclinical and clinical development programs; and

•	the receptivity of the capital markets to financings by biotechnology companies.

While, based on historical as well as budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements until at least the first quarter of 2007, and do not expect to need to raise additional funds in the near future.

We will need to raise additional external funds in the future through the sale of additional equity or debt securities to continue to develop our drug candidates. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of December 31, 2005:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	—	—	—	—	—
Operating lease obligations (1)	$1,076,559	$168,965	$421,933	$447,625	$38,035

(1)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, that requires monthly payments of approximately $17,900. We have one five year option to renew the lease. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. The five year lease obligation is approximately $1,076,559.

Our major outstanding contractual obligations are summarized as follows:

We entered into an agreement with Phage, our affiliate, in which we agreed to jointly own and license from one another the right to use certain patents including the patents related to Cardio Vascu-Grow™. As a part of that agreement, (a) Phage has agreed to provide product and support services for our preclinical and clinical trials at a price equal to Phage’s direct and indirect cost of services provided, and (b) at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our net sales price of our drugs which Phage does not manufacture for us. This agreement expires on the last to expire of the patent rights covered including extensions.

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

On March 15, 2006, we guaranteed Phages lease obligations for a new manufacturing facility in San Diego, CA, through July 2013. The Lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.

On October 24, 2001, we entered into a service agreement with a clinical research organization, TouchStone Research, Inc. (“TouchStone,” formally “Clinical Cardiovascular Research, L.L.C.”). TouchStone is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone will assist us with the FDA approval process for its drug. TouchStone’s fees are based on negotiated rates for services plus expenses. During the years ended December 30, 2005 and 2004 we expended approximately $688,409 and $822,307 for these services, respectively.

We have signed a royalty agreement with Dr. Stegmann which provides him with a one percent royalty on net revenue from the sale of our Cardio Vascu-Grow™ products, if any, through December 31, 2013, measured quarterly and payable 90 days after quarter end.

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

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. Service for the year ended December 31, 2003, 2004, 2005 and the period from March 11, 1998 (inception) to December 31, 2005 (unaudited), were $0, $0, $49,592 and $49,592 respectively.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Cost for the year ended December 31, 2003, 2004, 2005 and the period from March 11, 1998 (inception) to December 31, 2005 (unaudited), were $0, $0, $1,133,000 and $1,133,000 respectively.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service for the year ended December 31, 2003, 2004, 2005 and the period from March 11, 1998 (inception) to December 31, 2005 (unaudited), were $0, $0, $180,058 and $180,058 respectively.

We entered into a Securities Purchase Agreement dated March 20, 2006 with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

On March 20, 2006, Daniel C. Montano, our Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

Off-Balance Sheet Transactions

At December 31, 2003, 2004 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified prospective method and does not anticipate that it will have a material impact on our Company’s stock-based compensation expense.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS NO. 154 carries forward the guidance in APB NO. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”

(“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact of this new Standard.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

Changes in Controls and Procedures

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the fourth quarter of 2005.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2006, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of this Annual Report on Form 10-K with respect to compensation paid to our Chief Executive Officer and other current executive officers is incorporated by reference from the information contained in the section captioned “Executive Compensation and Related Information” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2006, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of this Annual Report on Form 10-K with respect to beneficial ownership of our Common Stock is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2006, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of this Annual Report on Form 10-K with respect to certain relationships and related transactions is incorporated by reference from the information contained in the section captioned “Related Party Transactions” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2006, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of this Annual Report on Form 10-K with respect to our principal accountants is incorporated by reference from the information contained in the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2006, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

(a) The following documents are filed as part of this report:

1. Financial statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets for the years ended December 31, 2004 and 2005

Statements of Operations for the years ended December 31, 2003, 2004 and 2005

Statements of Stockholders’ Equity (Deficit) for the period from March 11, 1998 (inception) to December 31, 2005

Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

Notes to the Financial Statements

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

AS OF DECEMBER 31, 2004 and 2005 and

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 and 2005 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CardioVascular BioTherapeutics, Inc.

(formerly Cardiovascular Genetic Engineering, Inc.)

(A Development Stage Company)

Las Vegas, Nevada

We have audited the balance sheets of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) (the “Company”) as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) as of December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 23, 2006

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

December 31, 2004 and 2005

	December 31, 2004	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$4,530,221	$8,674,590
Short-term investments	85,362	137,363
Due from an affiliate	—	1,407
Prepaid and other current assets	479,500	449,281

Total Current Assets	5,095,083	9,262,641

Property and Equipment, net of accumulated depreciation of $2,299 and $14,210 in 2004 and 2005, respectively	30,119	199,123
Deferred offering costs	866,512	—
Deferred debt financing costs, net	712,664	—
Other Assets	5,900	26,750

Total Assets	$6,710,278	$9,488,514

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Current portion of convertible notes payable	$1,035,000	$—
Accrued interest payable	1,187,870	434
Due to affiliates	522,719	—
Account payable	713,280	173,763
Accrued payroll and payroll taxes	18,075	125,430

Total current liabilities	3,476,944	299,627

Convertible notes payable, net of current portion and net of debt discount of $712,664, $0 in 2004 and 2005, respectively	8,615,999	—

Total liabilities	12,092,943	299,627

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and 23,250 and no shares outstanding at December 31, 2004 and December 31 2005, respectively	23	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 112,649,650 and 123,899,598 shares issued and outstanding at December 31, 2004 and December 31 2005, respectively	112,650	123,899
Committed common stock	2,000	—
Additional paid in capital	11,293,919	38,222,166
Deficit accumulated during the development stage	(16,791,257)	(29,157,178)

Total stockholders’ equity (deficit)	(5,382,665)	9,188,887

Total Liabilities and stockholder’s equity (deficit)	$6,710,278	$9,488,514

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2003, 2004 and 2005

and FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2005

	For the Year Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2005
	2003	2004	2005
Operating expenses
Research and development (A)	$750,138	$2,543,530	$3,090,625	$9,477,513
Selling, general and administrative (B)	920,477	2,337,014	7,979,156	14,529,787

Total operating expenses	1,670,615	4,880,544	11,069,781	24,007,300

Operating loss	(1,670,615)	(4,880,544)	(11,069,781)	(24,007,300)

Other income (expenses)
Interest income	14,000	34,062	297,600	359,974
Interest expense	(672,133)	(3,151,997)	(1,593,740)	(5,489,598)
Other expenses	—	—	—	(5,254)
Equity in loss of unconsolidated investee	—	(15,000)	—	(15,000)

Net other income (expenses)	(658,133)	(3,132,935)	(1,296,141)	(5,149,879)

Net loss before provision (benefit) for income taxes	(2,328,748)	(8,013,479)	(12,365,921)	(29,157,178)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(2,328,748)	$(8,013,479)	$(12,365,921)	$(29,157,178)

Loss per share
Basic loss per share	(0.02)	$(0.07)	$(0.10)
Diluted loss per share	(0.02)	$(0.07)	$(0.10)

Shares used to calculate loss per share
Basic	110,190,100	110,575,005	120,373,544

Diluted	110,190,100	110,575,005	120,373,544

(A) Research & Development with Related Parties (Notes 3 and 11)	$282,470	$464,936	$1,220,852	$3,123,960

(B) Selling General and Admin with Related Parties (Notes 3 and 11)	$1,341,954	$1,447,632	$730,960	$5,398,102

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM March 11, 1998 (INCEPTION) to DECEMBER 31, 2005

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Balance, March 11, 1998			—	$—	—	$—	$—	$—	$—	$—
(date of inception)
Issuance of common stock for
founders	(1)	$0.001			93,050,000	93,050	67	(92,186)		931
cash	7/9/1998	0.10			300,000	300		29,700		30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53				520,347		520,400
Net loss (unaudited)									(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)

Issuance of common stock
founders	(2)	$0.001			4,580,000	4,580	(46)	(4,488)		46
cash	6/25/1999	0.30			66,800	67		19,933		20,000
cash	6/25/1999	0.30			100,000	100		29,900		30,000
cash	10/5/1999	0.30			340,000	340		101,660		102,000
Issuance of stock options for services								82,293		82,293
Net loss (unaudited)									(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)

Issuance of common stock for
founders	(3)	$0.001			2,120,000	2,120	(21)	(2,078)		21
cash	12/21/2000	0.4117			8,750,000	8,750		3,593,250		3,602,000
conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150		(148)		0
services	(5)				583,300	583		(583)		0
Issuance of stock options for services								73,660		73,660
Net loss (unaudited)									(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735

Issuance of common stock for cash	8/10/2001	0.80			150,000	150	—	119,850		120,000
Net loss									(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)

Net loss									(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD FROM March 11, 1998 (INCEPTION) to DECEMBER 31, 2005

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Issuance of stock options for services								47,120		47,120
Issuance of warrants for services								119,744		119,744
Net loss									(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)

Issuance of common stock for
conversion of convertible notes					1,649,550	1,650		4,529,550		4,531,200
conversion of series A convertible preferred stock			(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for
cash	(8)				1,725,000	1,725		14,709,660		14,711,385
conversion of convertible notes	(6)				4,228,000	4,228	—	10,326,773		10,331,001
exercise of options	(9)				123,466	123		82,880		83,003
conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of warrants	(12)				848,482	848		(848)		—
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(10)							1,812,010		1,812,010
Net loss								—	(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Issuance	of common stock for
(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and the six month period ended June 30, 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and the six month period ended June 30, 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercised
(11)	Stock options issued to directors and employees
(12)	Warrants exercised

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 and 2005

and FOR THE PERIOD FROM March 11, 1998 (INCEPTION) to DECEMBER 31, 2005

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2005
	2003	2004	2005
Cash flows from operating activities
Net loss	$(2,328,748)	$(8,013,479)	$(12,365,921)	$(29,157,178)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	—	2,299	11,911	20,236
Amortization of benefit conversion feature	—	1,339,999	710,001	2,050,000
Amortization of deferred debt financing costs	392,633	1,030,417	712,664	2,135,715
Stock options issued for services rendered	47,120	79,176	1,812,010	2,094,260
Warrants issued for services rendered	119,744	—	—	119,744
Equity in loss of unconsolidated investee	—	15,000	—	15,000
(Increase) decrease in
Due from affiliate	—	—	(1,407)	(1,407)
Prepaid expenses	(461,000)	(15,500)	30,219	(449,281)
Other assets	(15,000)	(5,900)	(20,850)	(41,750)
Increase (decrease) in
Accounts payable	48,472	545,002	(539,517)	174,759
Accrued payroll and payroll taxes	(45,164)	13,921	107,355	125,430
Accrued interest	248,988	882,308	(1,187,436)	434
Commission payable	(110,500)	—	—	—

Net cash (used in) operating activities (a)	(2,103,455)	(4,126,757)	(10,730,971)	(22,914,038)

Cash flows from investing activities
Purchase of short term investment	—	(85,362)	(52,001)	(137,363)
Proceeds from sale of short term investments	3,731	—	—	(6,026)
Purchase of property and equipment	—	(32,418)	(180,915)	(213,333)

Net cash provided by (used in) investing activities (b)	3,731	(117,780)	(232,916)	(356,722)

Cash flows from financing activities
Proceeds from sale of common stock	—	—	15,547,972	19,451,972
Proceeds from exercise of options & warrants	—	—	83,003	83,003
Proceeds from sale of preferred stock	—	—	—	520,400
Proceeds from issuance of notes payables	7,176,000	5,831,200	—	14,092,200
Deferred debt financing cost	(1,067,000)	(980,130)	—	(2,135,713)
Proceeds from notes payable issued under Reg D	—	800,000	—	800,000
Cash paid for deferred offering costs	—	(866,512)	—	(866,512)
Due to net increase/(decrease) in affiliates	(351,683)	313,774	(522,719)	—
Subscription receivable	(2,042,099)	2,042,099	—	—

Net cash provided by financing activities (c)	3,715,218	7,140,431	15,108,256	31,945,350

Net increase in cash and cash equivalents	1,615,494	2,895,894	4,144,369	8,674,590
Cash and cash equivalents, beginning of year	18,833	1,634,327	4,530,221	—

Cash and cash equivalents, end of year	$1,634,327	$4,530,221	$8,674,590	$8,674,590

Supplemental disclosures of cash flow information
Interest paid	—	—	$1,357,285	$1,361,635

Income taxes paid	$800	$800	$800	$6,000

Supplemental Disclosure of Non-Cash Financing Activities

(a)	Including amount with related parties of $1,624,424, $1,912,568, $1,951,812 and $8,522,061, respectively.
(b)	Including amount with related parties of $0,$0, $0 and $0 respectively.
(c)	Including amount with related parties of $1,418,683, $(666,356), $(522,719) and $(2,135,713) respectively.

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

1. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, the Company issued 0, 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

2. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, the Company issued 0, 0, 0 and 583,000 shares of post-split adjusted common stock for services respectively.

3. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $2,050,000, $0 and $2,050,000 respectively.

4. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, 0, 28,100, 23,250 and 52,850 shares of convertible preferred stock were converted into 810,000, 2,325,000 and 5,285,000 shares of common stock, respectively. During the year ended December 31, 2005 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were converted into common stock.

5. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, $ 0, $ 4,531,200, $ 10,331,000 and $ 14,862,200 of convertible notes payable were converted into 0, 1,649,550, 4,228,000 and 5,877550 shares of common stock, respectively.

6. In May 2005, 20,000 stock options, with an exercise price of $ .30, were exercised on a cashless basis in exchange for 18,966 shares of common stock.

7. In December 2005, 933,330 warrants, with an exercise price of $ .40, were exercised on a cashless basis in exchange for 848,482 shares of common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On February 16, 2005, the company sold warrants to purchase 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the date of the effective date of the IPO, February 11, 2005.

3. TRANSACTIONS AND CONTRACTUAL RELATIONSHIPS WITH AFFILIATED ENTITIES

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

The following are the business activities performed by each affiliate:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors control 38.4% and the Company controls 4.5% of the common stock of Phage;

•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than North America, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each is able to appoint 45% of CPI’s directors;

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis;

•	Proteomics was developing a non-injection method for medical protein;

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

•	Zhittya was researching adult stem cells; and

•	Qure was developing commercial medical applications.

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

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of December 31, 2005, Cardio had cash and cash equivalents of $8,811,953 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials, and may manufacture it for subsequent commercial production. Phage has three drugs that have been approved by the FDA to be administered to humans in clinical trials indicating Phage is capable of manufacturing drug products to acceptable standards.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the years December 31, 2003, 2004, and 2005 and the period from March 11, 1998 (inception) to December 31, 2005 payments to Phage relating to such services were $113,245, $181,936, $578,052 and $1,563,005, respectively.

Administrative Support

For the years December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005 Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005 were $64,954, $181,348, $263,922 and $1,015,458, respectively.

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with Cardio Phage International Inc., a Bahamian company (“CPI”), to handle future distribution of Cardio Vascu-Grow™ and any other products

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (as defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to Cardio only the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

As of December 31, 2003, the Company’s 43% interest in Cardio Phage International (CPI), was being accounted for under the equity method. As of December 31, 2004 the Company’s statement of operations includes a loss of $15,000, which represents the Company’s equity in loss on its investment in CPI. The loss reduced the Company’s investment in CPI to zero and, as a consequence, the Company’s future financial results will not be negatively affected by CPI’s ongoing operations. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI’s obligations. There is no material difference between our carrying value for CPI and underlying equity in CPI’s net assets. There is no quoted market price for CPI’s net assets. There is no quoted market price for CPI’s shares.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2005, the Company has accumulated a deficit of $29,157,178. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

Short Term Investments

Short-term investments generally mature between three months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2004 and December 30, 2005, the short term investments were $85,362 and $137,363, respectively.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and are amortized over the term of the convertible notes payable. At December 31, 2004, there were $712,664 of these costs and none at December 31, 2005.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2004 and December 31, 2005, uninsured portions of cash amounted to $4,310,222 and $8,596,051, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2003, 2004 and 2005 since their effect would have been anti-dilutive:

	December 31, 2003	December 31, 2004	December 31, 2005
Convertible preferred stock	5,135,000	2,325,000	—
Stock options	2,690,000	2,755,000	3,160,500
Warrants	1,233,330	1,233,330	375,000
Convertible notes payable	4,130,500	4,143,000	—

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Deferred Offering Costs

Costs incurred in connection with the Company’s IPO were capitalized as of December 31, 2004. Upon completion of the IPO in February 2005, the costs were recorded as a reduction to additional paid-in capital. As of December 31, 2004 and December 31, 2005, the Company capitalized deferred offering costs in the amount of $866,512 and $0, respectively. These amounts are included in deferred offering costs on the balance sheet at December 31, 2004 and as part of additional paid in capital at December 31, 2005.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified perspective method and does not anticipate that it will have a material impact on the Company’s stock-based compensation expense.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact of this new Standard.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2004 and 2005:

	December 31, 2004	December 31, 2005
Cash in bank	$4,530,221	$8,674,590
Cash in short term investments	85,362	137,363

Total	$4,615,583	$8,811,953

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets at December 31, 2004 and 2005, consisted of the following:

	December 31, 2004	December 31, 2005
Prepaid clinical trial expenses (a)	$400,000	$203,834
Prepaid insurance	—	71,726
Prepaid legal fees	62,500	60,652
Prepaid trade shows	—	84,593
Prepaid other	17,000	28,476

	$479,500	$449,281

(a)	Prepaid clinical trial expenses are advance payments made in conjunction with the drug trials for Cardio Vascu-Grow™. The Company will expense this amount against the final billings for the trials in progress.

7. CONVERTIBLE NOTES PAYABLE

The Company issued convertible debt, as summarized below, payable to various individuals. During the year ended December 31, 2005, the Series I, Series II and Series IIa convertible promissory notes were converted into 4,228,000 shares of common stock. Four note holders of convertible notes chose not to convert their notes into common stock and these notes with a total of $30,000 were paid during the year ended December 31, 2005.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

These notes have been converted into common shares. (See conversion details Note 9)

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

These notes have been converted into common shares. (See conversion details Note 9)

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

These notes have been converted into common shares. (See conversion details Note 9)

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

The Company recognized interest expense resulting from the beneficial conversion feature of $0, $1,339,999, $710,001 and $2,050,000, respectively, for the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 30, 2005.

Since the convertible promissory notes have a reset provision upon the completion of the initial public offering, the Company retested the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, total financing costs of $392,633 $1,030,417, $712,664 and $2,135,715, respectively, were charged to interest expense.

For the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 30, 2005, the interest expense on the Series I, II and IIa convertible notes was $248,988, $882,308, $166,820 and $1,385,343, respectively.

Outstanding balances of convertible notes payable were as follows:

	December 31, 2004	December 31, 2005
Series I	$6,211,000	$—
Series II	3,570,000	—
Series IIa	580,000	—

Total Convertible notes payable	10,361,000	—
Less discount for beneficial conversion	(2,050,000)	—
Plus amortization of discount to interest expense	1,339,999	—
Less current portion	(1,035,000)	—

	$8,615,999	$—

9. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2004 and 2005, consisted of the following:

	December 31, 2004	December 31, 2005
Due to Phage	$522,719	$—
Due from Phage	—	1,407

Total	$522,719	$1,407

Unsecured amounts payable due from an affiliated party, interest payable at 7% per annum, and due on demand.

At December 31, 2004 and 2005, the Company incurred technical development costs from Phage pursuant to the License Agreement (Note 3).

Interest expense related to affiliates for the years ended December 31, 2003, 2004 and 2005, and the period from March 11, 1998 (inception) to December 31, 2005, were, $30,512, $29,987, $8,953 and $112,227, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

10. STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended December 31, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. The 2,000,000 shares of common stock, which as of December 31, 2004 had not been issued but were classified as committed common stock, were issued during this period. At December 31, 2005 all issued preferred stock have been converted into common stock.

Common Stock

During the year ended December 31, 2004, 11 convertible preferred shareholders elected to convert 28,100 of their convertible preferred shares into 2,810,000 shares of common stock. At December 31, 2004, 2,000,000 shares of common stock had not been issued and were classified as committed common stock and were subsequently issued in 2005.

During the year ended December 31, 2004, 72 convertible Series I, II, and IIa note holders elected to convert $4,531,200 of notes into 1,649,550 shares of common stock

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005 the Company’s Initial Public Offering (IPO) was closed and the company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by us of $655,500, resulting in net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for proceeds to the Company of $2,030,625.

At December 31, 2005 the convertible notes payable have been converted into common stock except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued.

During the period ended December 31, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. In addition, six stock option holders exercised options to purchase 123,466 shares of common stock.

In December 2005 a warrant holder exercised 933,330 warrants in exchange for 848,482 shares of common stock.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors, determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through December 31, 2005, the Company had granted options to both employees and non-employee consultants.

During the year ended December 31, 2005 the Company issued 550,500 options with a strike price of $10.00 to employees and directors, from the 2004 Stock Plan, and six stock option holders executed their options to purchase 124,500 shares of common stock. Of the total 124,500 stock options exercised, 20,000 stock options were exercised cashless.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

In July 2004, the Company established the Cardiovascular BioTherapeutics, Inc. 2004 Stock Plan (the “Stock Plan”) permitting the awards of (a) incentive stock options within the meaning of section 422 of the Code, (b) non-qualified stock options, (c) stock appreciation rights, and (c) restricted stock to directors, officers, employees and consultants. The Company reserved 5,000,000 shares for the Plan and limited the maximum number of shares to be granted to any one individual in one year to 500,000

On March 1, 2004, the Company granted 25,000 options to non-employees. The Company estimated the fair value of the options granted to be $21,385 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .50 years, risk free rate of interest of 1.02 percent, volatility of 76 percent and an expected dividend yield of zero.

During the year ended December 31, 2003 no options were granted to employees. However, during the year ended December 31, 2004, the Company issued 40,000 options to employees. The Company estimated the fair value of the options granted to be $57,792 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .25 years, risk free rate of interest of 1.03 to 1.50 percent, volatility of 76 percent and an expected dividend yield of zero.

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

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors, determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through December 31, 2005, the Company had granted options to both employees and non-employee consultants.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2002	2,600,000	$0.34
Granted	90,000	2.00	$0.52
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	2,690,000	0.39
Granted	65,000	7.38	$1.22
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	2,755,000	0.56
Granted	550,000	10.00	$4.34
Exercised	124,500	0.35
Forfeited	20,000	10.00

Outstanding at December 31, 2005	3,160,500	$2.14

Options exercisable at December 31, 2003	2.690,000	$0.39

Options exercisable at December 31, 2004	2,755,000	$0.56

Options exercisable at December 31, 2005	3,055,886	$1.87

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.30	2,050,000	3.8	$0.30	2,050,000	$0.30
0.50	450,000	4.5	0.50	450,000	0.50
2.00	65,500	7.7	2.00	65,500	2.00
4.00	25,000	8.2	4.00	25,000	4.00
8.00	10,000	8.4	8.00	10,000	8.00
10.00	560,000	9.6	10.00	455,386	10.00

	3,160,500			3,055,886

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Additionally, all options were issued with an exercise price at or above the Company’s estimate of fair market value of the Company’s stock on the date of grant, and the expected life of all options granted is based on the Company’s expectation that option holders will exercise their options shortly after the Company’s planned IPO, as summarized below:

Year Granted	Expected Life
1999	5.0
2000	4.5–3.5
2001	3.50
2002	1.0–0.75
2003	1.0–0.75
2004	0.5–0.25
2005	5

Warrants

In December 2000, the Company issued a warrant to purchase 933,330 shares of common stock at an exercise price of $0.40 per share to an individual in connection with assisting in closing a private placement. The fair value of the warrant was determined using the Black-Scholes pricing model and the value of $115,475 was recorded as a reduction of the net proceeds received in the private placement. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 5.02 percent, zero volatility and an expected dividend yield of zero. The warrants fully vested in December 2001 expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes pricing model. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of grant and expire in January 2006.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Warrant activity for the three years ended December 31, 2005 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2002	1,033,330	$0.44
Granted	200,000	2.00	$0.60
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	1,233,330	044
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	1,233,330	0.69
Granted	—	—
Sold	75,000	0.01
Exercised	933,330	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$0.69

Warrants exercisable at December 31, 2003	1,233,330	$0.69

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$1.28

The following table summarizes information about warrants outstanding at December 31, 2005:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.01	75,000	3.1	$0.01	75,000	$0.01
0.80	100,000	1.0	0.80	100,000	0.80
2.00	200,000	8.5	2.00	200,000	2.00

	375,000			375,000

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

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $200,000, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $210,000, $286,154, $431,538 and $1,336,148 respectively.

During the years ended December 31, 2003, 2004 and 2005, and the period from March 11, 1998 (inception) to December 31, 2005, Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $116,000, respectively.

Cardio paid commissions to GHL Financial Services Ltd. (“GHL”), in which a director is a principal and owns 6.6% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, Cardio paid GHL $1,067,000, $980,130, $15,500, and $2,185,255, respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 30, 2005, Cardio paid Dr. Stegmann $60,000 $258,000, $587,300 and $989,300, respectively.

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Dan C. Montano, for consulting services. During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005. Consulting fees Cardio incurred were $0, $0,$20,000 and $545,240, respectively.

During the years ended December 31, 2003, 2004 and 2005 and the period from March 11, 1998 (inception) to December 31, 2005, Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $0, $25,000, $55,500 and $201,555, respectively.

In August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease. (See note 3).

12. INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2003, 2004 and 2005 were as follows:

	December 31,
	2003	2004	2005
Current
Federal	$—	$—	$—
State	800	800	800
Deferred
Federal	—	—	—
State	—	—	—

Provision for income taxes	$800	$800	$800

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2003, 2004 and 2005:

	December 31,
	2003	2004	2005
Income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.32	5.80	5.49
Change in valuation allowance	(39.33)	(39.69)	(38.91)
Other	(.02)	(.12)	(.59)

Total	(.03)%	(.01)%	(.01)%

Significant components of the Company’s deferred tax assets (liability) at December 31, 2004 and 2005 consisted of the following:

	December 31,
	2004	2005
Deferred tax assets
Net operating loss carry-forwards	$6,382,356	$10,740,252
Accrual to cash	648,528	(64,715)
Accrued salaries	223,558	964,264
Other	(86)	(2,507)
Tax Credits	—	172,834
State taxes	(508,822)	(816,200)
Valuation allowance	(6,745,534)	(10,993,928)

	$—	$—

As of December 31, 2004 and 2005, the Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $13,055,000 and $25,700,000, respectively, which expire through 2008 to 2018. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company also has a federal research and development credit carryforward of $172,834.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the years ended December 31, 2003, 2004 and 2005, has not been recognized in these financial statements.

13. COMMITMENTS AND CONTINGENCIES

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882 and expires in October 2005. On May 2004, the Company gave a deposit of $5,900. The company vacated this facility in October 2005.

On August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period December 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company sub-leased space from Phage for approximately $2,800 per month as part of the agreement for administrative services.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

In November 2005, the Company entered into a five year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. For the years ending December 31, 2004 and 2005, rent expense totaled $74,727 and $93,881 respectively.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year Ending December 31,	Amount
2006	$169,000
2007	208,000
2008	214,000
2009	221,000
2010	227,000
thereafter	38,000

Total	$1,077,000

Total minimum lease payments do not include rental income from a sub-lease of part of its office space to related parties.

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. For the year ended December 31, 2003, 2004, 2005 and the period from March 11, 1998 (inception) to December 31, 2005, consulting fees related to the various agreements were $159,124, $206,998, $571,000 and $1,290,302, respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 years.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with TouchStone Research, Inc., (formally “Clinical Cardiovascular Research, L.L.C.”). TouchStone Research is dedicated to the clinical

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

development of investigational drugs and devices for cardiovascular indications. TouchStone Research assists Cardio with the FDA approval process for its drug. Service fees for the year ended December 31, 2003, 2004, 2005 and the period from March 11, 1998 (inception) to December 31, 2005, were $590,612, $973,383, $1,169,727, and $2,983,295, respectively. The agreement is on going as of December 31, 2005.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the production of the Company’s products. Service fees for the year ended December 31, 2004 and 2005, and the period from March 11, 1998 (inception) to December 31, 2005, were $0, $0, and $370,100 respectively. The principal in this company owns 18.25% of Phage Biotechnology Corporation, the Company affiliated manufacturer. This agreement is now complete.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for year ended December 31, 2004 and, 2005 and the period from March 11, 1998 (inception) to December 31, 2005, were $43,428, $0 and $431,698, respectively. This agreement is now complete.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time and is unaware of any claims that may be filed against it.

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Operating loss	(1,760,259)	(2,649,104)	(4,434,910)	(2,225,508)
Net loss	(3,265,166)	(2,572,889)	(4,386,448)	(2,141,418)
Diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Fiscal 2004
Operating loss	(756,316)	(820,255)	(1,720,353)	(1,583,620)
Net loss	(1,040,644)	(1,087,493)	(2,342,037)	(3,543,305)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

15. SUBSEQUENT EVENTS (UNAUDITED)

Sale of Senior Secured Notes and Warrants

The Company completed the sale in a private placement (the “Private Placement”) of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The Company entered into a Securities Purchase Agreement dated March 20, 2006 with certain investors. The notes are convertible into shares of the Company’s common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

The Company will incur certain penalties if it fails to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if the Company fails to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company’s securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

The gross proceeds of the Private Placement are $20,000,000. The Company incurred a closing fee of: (i) $200,000 to purchasers of the notes, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, a party related to one of the Company’s directors, Alexander G. Montano; and (iii) other expenses in the amount of $3,000. A total of $1,403,000 in transaction fees and expenses were paid by the Company, such that the Company realized net proceeds in the amount of $18,597,000.

The Company sold the Securities under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”).

From March 20, 2006 until the first date on which there are no notes outstanding, the Company will have certain restrictions on the payment of dividends or distributions, whether in cash, stock, equity securities or property, in respect of any capital stock or split, combination or reclassification of any capital stock or issuance or authorization of the issuance of any other securities in respect of, in lieu of or in substitution for any capital stock or set any record date with respect to any of the foregoing.

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which the Company receives revenue from sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

Phage Lease Guaranty

The Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 of the Standard Industrial Net Lease dated March 15, 2006, entered into by Canta Rana Ranch, L.P., a California limited partnership and Phage Biotechnology Corporation (“Phage”), a Delaware corporation (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month which will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from May 1, 2006 to the Expiration Date of the Lease Agreement; and (b) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of Additional Rent. Any amount of Guaranty Fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of Cardio Vascu-Grow™.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,837,000 as of March 15, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing $5,000,000 in cash in the bank.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of Cardio Vascu-Grow™.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on February 11, 2005 (“2005 S-1”)

4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2005 S-1)

4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2005 S-1)

4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2005 S-1)

10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 to the 2005 S-1)

10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2005 S-1)

10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2005 S-1)

10.4	Agreement on Technology & Business Right Transfer between Cardio Vascular Genetic Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000* (incorporated by reference to Exhibit 10.4 to the 2005 S-1)

10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2005 S-1)

10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2005 S-1)

10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2005 S-1)

10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2005 S-1)

10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (nka Touchstone Research, Inc.) and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.9 to the 2005 S-1)

10.10	Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc.

10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2005 S-1)

10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.12 to the 2005 S-1)

10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.13 to the 2005 S-1)

Exhibit		Description
10.14		Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2005 S-1)

10.14	(a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) to the 2005 S-1)

10.14	(b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the 2005 S-1)

10.15		Lease Agreement, dated November 1, 2005, between Howard Hughes Properties, Limited Partnership and CardioVascular BioTherapeutics, Inc.

10.16		Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (incorporated by reference to Exhibit 10.16 to the 2005 S-1)

10.17		Sublease Agreement, dated November 2005, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation

10.18		Securities Purchase Agreement, dated March 20, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 22, 2006 (“March 2006 8-K”)

10.19		Registration Rights Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.2 to the March 2006 8-K)

10.20		Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.3 to the March 2006 8-K)

10.21		Patent Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.4 to the March 2006 8-K)

10.22		Guaranty of Daniel C. Montano dated March 20, 2006 (incorporated by reference to Exhibit 10.5 to the March 2006 8-K)

10.23		Pledge Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.6 to the March 2006 8-K)

10.24		Form of Note attached as Exhibit A to Exhibit 10.18 (incorporated by reference to Exhibit 10.7 to the March 2006 8-K)

14		Code of Ethics (incorporated by reference to Exhibit 99.3 to the 2005 S-1)

23		Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (on signature page II-3)

31.1		Certification of Principal Executive Officer

31.2		Certification of Principal Financial Officer

32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002

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

March 31, 2006

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

Name	Title	Date
/S/ DANIEL C. MONTANO Daniel C. Montano	President, Chief Executive Officer and Chairman of Board of Directors	March 31, 2006

/S/ JOHN W. JACOBS John W. Jacobs	Vice President, Chief Operating Officer, Chief Scientific Officer and Director	March 31, 2006

/S/ MICKAEL A. FLAA Mickael A. Flaa	Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	March 31, 2006

/S/ ALEXANDER G. MONTANO Alexander G. Montano	Director	March 31, 2006

/S/ THOMAS STEGMANN Thomas Stegmann, M.D.	Director	March 31, 2006

/S/ WOLFGANG PRIEMER Wolfgang Priemer, Ph.D	Director	March 31, 2006

/S/ GARY B. ABROMOVITZ Gary B. Abromovitz	Director	March 31, 2006

Name	Title	Date

/S/ THOMAS L. INGRAM Thomas L. Ingram	Director	March 31, 2006

/S/ ROBERT LEVIN Robert Levin	Director	March 31, 2006

/S/ GRANT GORDON Grant Gordon	Director	March 31, 2006

/S/ JOONG KI BAIK Joong Ki Baik	Director	March 31, 2006

II-4