Form 10-Q
period 2006-03-31
CardioVascular BioTherapeutics, Inc.
filed 2006-05-15
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-51172

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0795984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 15, 2006, there were 124,038,714 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Balance Sheets as of December 31, 2005 and March 31, 2006 (Unaudited)	3

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2005 and 2006 and for the period from March 11, 1998 (inception) to March 31, 2006	4

	Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to March 31, 2006	5

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and 2006 and for the period from March 11, 1998 (inception) to March 31, 2006	7

	Notes to Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION	57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Submission of Matters to a Vote of Security Holders	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2005 AND MARCH 31, 2006 (UNAUDITED)

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674,590	$23,041,807
Short-term investments	137,363	138,251
Due from an affiliate	1,407	103,975
Prepaid assets	449,281	756,439

Total current assets	9,262,641	24,040,472

Property and equipment, net of accumulated depreciation	199,123	599,883
Deferred financing cost, net of amortization	—	1,538,620
Other assets	26,750	26,750

Total assets	$9,488,514	$26,205,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued interest payable	$434	$91,091
Due to an affiliate	—	148,032
Accounts payable	173,763	500,521
Accrued payroll and payroll taxes	125,430	78,896
Accrued Rent	—	64,296

Total current liabilities	299,627	882,836

Convertible notes payable and embedded derivatives	—	21,623,592

Total liabilities	299,627	22,506,428

Commitments and contingencies

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; no shares outstanding at December 31, 2005 and March 31, 2006, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,899,598 and 123,988,714 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	123,899	123,988
Additional paid-in capital	38,222,166	38,498,252
Deficit accumulated during the development stage	(29,157,178)	(34,922,943)

Total stockholders’ equity	9,188,887	3,699,297

Total liabilities and stockholders’ equity	$9,488,514	$26,205,725

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (inception) to March 31, 2006
	2005	2006
Operating expenses:
Research and development (a)	$412,717	$1,469,698	$10,947,211
Selling, general and administrative (b)	1,347,542	2,658,643	17,188,430

Total operating expenses	1,760,259	4,128,341	28,135,641

Operating loss	(1,760,259)	(4,128,341)	(28,135,641)
Other income (expenses)
Interest income	47,412	92,119	452,093
Interest expense	(1,552,319)	(203,904)	(5,693,502)
Other expenses	—	—	(5,254)
Adjustments to Fair Value of Derivatives	—	(1,525,639)	(1,525,639)
Equity in loss of unconsolidated investee	—	—	(15,000)

Net other expenses	(1,504,907)	(1,637,424)	(6,787,302)

Net loss before Provision for Income Taxes	(3,265,166)	(5,765,765)	(34,922,943)
Provision for income taxes	—	—	—
Net loss	$(3,265,166)	$(5,765,765)	$(34,922,943)

Loss per share
Basic loss per share	$(0.03)	$(0.05)
Diluted loss per share	$(0.03)	$(0.05)
Shares used to calculate loss per share
Basic	114,290,178	120,380,475

Diluted	114,290,178	120,380,475

(a) Research and development with related parties (Notes 4 and 10)	$127,785	$466,205	$3,590,165

(b) Selling general and administrative expenses with related parties (Notes 4 and 10)	$131,864	$1,397,262	$6,795,364

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Totał
			Shares	Amount	Shares	Amount
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050,000	93,050	67	(92,186)		931
Issuance of common stock for cash	7/9/1998	0.10			300,000	300		29,700		30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53				520,347		520,400
Net loss (unaudited)									(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)

Issuance of common stock to founders	(2)	$0.001			4,580,000	4,580	(46)	(4,488)		46
Issuance of common stock for cash	6/25/1999	0.30			66,800	67		19,933		20,000
Issuance of common stock for cash	6/25/1999	0.30			100,000	100		29,900		30,000
Issuance of common stock for cash	10/5/1999	0.30			340,000	340		101,660		102,000
Issuance of stock options for services								82,293		82,293
Net loss									(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)

Issuance of common stock to founders	(3)	$0.001			2,120,000	2,120	(21)	(2,078)		21
Issuance of common stock for cash	12/21/2000	0.4117			8,750,000	8,750		3,593,250		3,602,000
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150		(148)		—
Issuance of common stock for services	(5)				583,300	583		(583)		—
Issuance of stock options for services								73,660		73,660
Net loss									(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735

Issuance of common stock for cash	8/10/2001	0.80			150,000	150	—	119,850		120,000
Net loss									(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)

Net loss									(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)

Issuance of stock options for services								47,120		47,120
Issuance of warrants for services								119,744		119,744
Net loss									(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Totał
			Shares	Amount	Shares	Amount
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)		—
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Stock based compensation	(11)							276,172		276,172
Net loss (unaudited)									(5,765,765)	(5,765,765)

Balance, March 31, 2006			—	$—	123,988,714	$123,988	$—	$38,498,252	$(34,922,943)	$3,699,297

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offing
(10)	Multiple employee option exercises
(11)	Stock options to directors and employees
(12)	Warrants exercised

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

		For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (inception) to March 31, 2006
		2005	2006
		(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss		$(3,265,166)	$(5,765,765)	$(34,922,943)
Adjustments to reconcile net loss to net cash used in operating activities:	(a)
Depreciation		1,533	4,028	24,264
Amortization of benefit conversion feature		710,001	—	2,050,000
Amortization of deferred debt financing costs		712,664	14,380	2,150,095
Stock based compensation		—	276,172	2,370,432
Warrants issued for services rendered		—	—	119,744
Amortization of warrants derivatives		—	22,068	22,068
Amortization of conversion feature		—	42,298	42,298
Amortization of interest on conversion feature		—	33,587	33,587
Adjustments to fair value of derivatives		—	1,525,639	1,525,639
Equity in loss of unconsolidated investee		—	—	15,000
(Increase) decrease in:
Due from an affiliate		—	(102,568)	(103,975)
Prepaid expenses		(229,250)	(307,158)	(756,439)
Other assets		—	—	(41,750)
(Increase) decrease in:
Due to affiliate		—	—	148,032
Accounts payable		(324,477)	326,757	501,517
Accrued payroll and payroll taxes		649	(46,533)	78,897
Accrued interest		120,907	90,657	91,091
Accrued rent		—	64,296	64,296

Net cash used in operating activities	(a)	(2,273,139)	(3,674,110)	(26,588,148)

Cash flows from investing activities:
Purchase of short term investment		(289)	(888)	(138,251)
Proceeds from sale of short term investments		—	—	(6,026)
Purchase of property and equipment		(2,339)	(404,788)	(618,121)

Net cash (used in) investing activities	(b)	(2,628)	(405,676)	(762,398)

Cash flows from financing activities
Net proceeds from sale of common stock		15,577,898	—	19,451,972
Proceeds from exercise of options and warrants		—	3	83,006
Proceeds from sale of preferred stock		—	—	520,400
Proceeds from issuance of notes payables		—	—	14,092,200
Deferred debt financing cost		—	(1,553,000)	(3,686,713)
Proceeds from notes payable issued under Reg D		—	20,000,000	20,800,000
Cash paid for deferred offering costs		—	—	(866,512)
Due to net increase (decrease) in affiliates		(522,719)	—	—

Net cash provided by financing activities	(c)	15,055,179	18,447,003	50,392,353

Increase (decrease) in cash and cash equivalents		12,779,411	14,367,217	23,041,807
Cash and cash equivalents at beginning of period		4,530,221	8,674,590	—

Cash and cash equivalents at end of period		$17,309,632	$23,041,807	$23,041,807

Supplemental disclosure of cash flow information
Interest paid		$112,304	$—	$1,361,635

Income taxes paid		$—	$—	$6,000

(a)	Including amount with related parties of $259,649, $1,863,467 and $10,385,528, respectively
(b)	Including amount with related parties of $0, $0 and $0, respectively
(c)	Including amount with related parties of $0, ($1,456,587) and ($3,592,300), respectively

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

During the three month periods ended March 31, 2005 and 2006 and the period from March 11, 1998 (inception) to March 31, 2006, the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

During the three month periods ended March 31, 2005 and 2006 and the period from March 11, 1998 (inception) to March 31, 2006, the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services, respectively.

During the three month periods ended March 31, 2005 and 2006 and the period from March 11, 1998 (inception) to March 31, 2006, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0 and $2,050,000, respectively.

During the three month periods ended March 31, 2005 and 2006 and the period from March 11, 1998 (inception) to March 31 2006, 2,500, 0, and 52,850 shares of convertible preferred stock were converted into 250,000, 0, and 5,285,000 shares of common stock, respectively.

During the three month periods ended March 31, 2005 and 2006 and the period from March 11, 1998 (inception) to March 31, 2006, $10,341,000 $0, and $14,862,200 of convertible notes payable were converted into 3,782,500, 0, and 5,877,550 shares of common stock, respectively.

In March 2006, 100,000 warrants, with an exercise price of $0.80 were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3 was paid in cash upon exercise of the warrants on a cashless basis.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2006

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

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

2. DESCRIPTION OF BUSINESS

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio”) or (the “Company”) is a development stage biopharmaceutical company, which is focused on developing and marketing protein drug candidates which are designed to be used in the treatment of coronary artery disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. and in February 2004, changed its name to CardioVascular BioTherapeutics, Inc. Since inception it has been engaged in research and development activities associated with bringing its products to market.

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

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Mr. Jacobs joined Cardio’s board of directors. In addition, Alexander G. Montano, one of the Company’s current board members and the son of Daniel C. Montano, is also a board member of Phage. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure. Daniel C. Montano, Dr. Thomas Stegmann and Mr. Jacobs are members of the Board of Directors of CPI. Mr. Grant Gordon, one of the Company’s current Board members, is a member of the Board of Directors of CPI and is CPI’s President. Mr. Flaa, one of the Company’s current Board members and the company’s CFO, is CPI’s CFO.

The following are or were the business activities performed by each affiliate:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors control 38.4% and the Company controls 4.5% of the common stock of Phage;

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than North America, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each is able to appoint 45% of CPI’s directors;

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);

•	Proteomics was developing a non-injection method for medical protein (currently inactive);

•	Zhittya was researching adult stem cells (currently inactive); and

•	Qure was developing commercial medical applications.

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

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of March 31, 2006 (unaudited), Cardio had cash and cash equivalents and short term investments of $23,180,058 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials, and may manufacture it for subsequent commercial production. Phage has three drugs that have been approved by the FDA to be administered to humans in clinical trials indicating Phage is capable of manufacturing drug products to acceptable standards.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the three months March 31, 2005 (unaudited), and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited) payments to Phage relating to such services were $97,535, $326,205 and $1,889,210, respectively.

Administrative Support

For the three months March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited) Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the three months ended March 31, 2005(unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited) were $41,005, $55,031 and $1,070,489, respectively.

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

Guarantee of Rental Agreements for Phage

CardioVascular BioTherapeutics, Inc. (the “Company”) entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 with Canta Rana Ranch, L.P., a California limited partnership and Phage Biotechnology Corporation (“Phage”), (the “Lease Agreement”). Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs and is the Company’s sole supplier of Cardio

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Vascu-Grow™. Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

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

On August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company sub-leased space from Phage for approximately $2,800 per month as part of the agreement for administrative services.

Guaranty from Daniel C. Montano

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which the Company receives revenue from sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

In addition, in August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2006 (unaudited), the Company has accumulated a deficit of $34,922,943. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several three months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Short Term Investments

Short-term investments generally mature between three months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2005 and March 31, 2006 (unaudited), the short term investments were $137,363 and $138,251, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful life of the related asset, which management believes is 3 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Accrued Rent

The company accounts for property leases with escalation provisions and tenant improvement allowances on a straight line basis resulting in a consistent charge to the statement of operations over the life of the lease. In the early years of the lease the company recognizes a liability for excess straight line amounts over the actual rent paid. This liability begins to reduce in the later years of the lease.

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

Valuation of Derivative Instruments

FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses Black Scholes valuation model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Research and Development Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred. Research and development costs consist of expenses incurred by third party consultants, contractors, clinical research organizations, and suppliers in support of preclinical research and FDA clinical trials.

Nonmonetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and are amortized over

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

the term of the convertible notes on a straight line basis. At March 31, 2005, there were none of these costs and $1,553,000 at March 31, 2006 (unaudited). During the three month periods ended March 31, 2005 and 2006 and the period from March 11, 1998 (inception) to March 31, 2006, the company amortized $716,664, $14,380, and $2,150,095.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2005 and March 31, 2006 (unaudited), uninsured portions of cash amounted to $8,596,051 and $22,980,058 respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2005, and March 31, 2006 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2005	March 31, 2006
Stock options	3,161,000	3,212,250
Warrants	375,000	980,882
Convertible notes payable	—	1,666,667

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes our previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Our Company has used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and consultants since our inception and therefore this method represents no significant change in our accounting for options and warrant issuances.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. Our Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. Since the Company’s policy has always been to expense the issuance of options using the fair value based method using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) there is no difference in the basic and diluted loss per share. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on our Company’s future stock-based compensation expense.

There were no options granted during the quarter ended March 31, 2005, therefore there was no stock-based compensation expense related to employees or directors stock options recognized during the three months ended March 31, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three months ended March 31, 2006 was $276,170. The estimated fair value of options granted to employees and directors during the quarter ended March, 31, 2006, was $240,254. Assumptions used to value the options granted were expected volatility of 76%, risk-free interest rate of 4.785%, weighted average expected lives of 5 years and expected dividend yield of zero.

The Company determined the of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards the Company used the Award’s contractual term as a proxy for its expected terms. For new grants after December 31, 2005, the Company estimate expected term using the “safe harbor” provisions provided in SAB 107. The Company used historical data to estimate forfeitures which the Company estimated to be none.

The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company has adopted SFAS No. 154 with no effect on the Financial Statements.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is currently evaluating the impact FASB 155 will have on our financial statements.

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

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2005 and March 31, 2006 (unaudited):

	December 31, 2005	March 31, 2006
Cash in bank	$8,674,590	$23,041,807
Cash in short term investments	137,363	138,251

Total	$8,811,953	$23,180,058

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets at at December 31, 2005 and March 31, 2006 (unaudited), consisted of the following:

	December 31, 2005	March 31, 2006
Prepaid clinical trial costs	$203,834	$72,594
Prepaid insurance	71,726	369,179
Prepaid legal fees	60,652	59,562
Prepaid trade shows	84,593	93,330
Prepaid other	28,476	161,774

	$449,281	$756,439

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

7. PROPERTY

Property and equipment consisted of the following:

	December 31, 2005	March 31, 2006
Furniture, fixtures, and equipment	$166,443	$341,031
Scientific equipment	46,890	59,860
Leasehold Improvements	—	217,230
Less accumulated depreciation	(14,210)	(18,238)

Property and equipment net of accumulated depreciation	$199,123	$599,883

Depreciation expense for the periods ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited) were $1,533, $4,028 and $24,364, respectively.

8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2005 and Mach 31, 2006 (unaudited) consisted of the following:

	December 31, 2005	March 31, 2006
Due to Phage	$—	$(148,032)
Due from Phage	1,407	103,975

Total	$1,407	$(44,057)

9. CONVERTIBLE NOTES PAYABLE

Convertible Senior Secured Notes

On March 20, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8%. In connection with the closing of the sale of the notes, we received net proceeds of $18,447,000. The convertible notes are convertible at the option of the holders into 1,666,666 shares of common stock at a fixed conversion price of $12.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years and the exercise price is $8.50 per share.

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

The Company sold the Notes under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”).

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

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

In connection with this financing, closing costs of: (i) $200,000 to purchasers of the notes for legal fees relating to transaction, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, a party related to one of the Company’s directors, Alexander G. Montano; and (iii) other expenses related to legal fees in the amount of $153,000. A total of $1,553,000 in transaction fees and expenses were paid by the Company, such that the Company realized net proceeds in the amount of $18,447,000.

The following table summarizes Convertible note, discount and derivative values outstanding at March 31, 2006:

Convertible Notes at face value	$20,000,000
Discounts on Notes:
Embedded derivatives	(8,195,565)
Warrant derivative	(2,383,334)

Net convertible notes on March 20, 2006 (the closing date)	9,421,101
Amortization of discount from derivatives	97,954

Convertible notes at March 31, 2006	9,519,055
Embedded derivatives at fair value at March 31, 2006	9,383,722
Warrant derivative at fair value at March 31, 2006	2,720,815

Convertible notes, embedded derivatives and warrant derivative at March 31, 2006	$21,623,592

The Company is required to revalue the derivatives in each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of March 31, 2006.

	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Balance March 31, 2006
Embedded Derivatives	$8,195,564	$(1,188,158)	$9,383,722
Warrant Derivative	2,383,334	(337,481)	2,720,815

Adjustment to Fair Value of Derivatives included in other income (expense)		$(1,525,639)

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at March 31, 2006. The carrying value of warrant derivative at March 31, 2006 has been adjusted to reflect its “fair value” of $2,720,815 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 74.5%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.97 years. During the period ended March 31, 2006, an increase in the fair value of the conversion feature liability of $337,481 was recorded through results of operations as a charge to Adjustment to Fair Value of Derivatives.

Warrant Derivative Liability	Fair Value March 20, 2006	Fair Value March 31, 2006
	(unaudited)	(unaudited)
Warrant Derivative	$2,383,334	$2,720,815

The agreement included other embedded derivatives that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following table summarizes the fair values of embedded derivatives at the transaction date of March 20, 2006 and March 31, 2006, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability	Fair value March 20, 2006	Fair value March 31, 2006
	(unaudited)	(unaudited)
Conversion Feature	$4,568,164	$5,259,259
Interest Conversion Feature	3,627,400	4,124,463

Embedded Derivatives	$8,195,564	$9,383,722

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%; (2) expected

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at March 31, 2006 has been adjusted to reflect its “fair value” of $5,259,259 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 74.5%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.97 years. During the period ended March 31, 2006, an increase in the fair value of the conversion feature liability of $691,095 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at March 31, 2006 has been adjusted to reflect its “fair value” of $4,124,463 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 74.5%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.97 years. During the period ended March 31, 2006, an increase in the fair value of the interest conversion feature liability of approximately $497,063 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts determined as March 20, 2006, (the date of closing) will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of March 31, 2006:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
Balance March 20, 2006 (closing date)	$1,553,000	$2,383,334	$8,195,565
Amortization for the period March 20, 2006 (date of closing) through March 31, 2006 charged to interest expense	(14,380)	(22,068)	(75,885)	($112,333)

Remaining deferred costs and discount to be amortized	$1,538,620	$2,361,266	$8,119,680

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which the Company receives revenue from sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Pre IPO Debt

The Company issued convertible debt in the years ended December 31 2002, 2003 and 2004, payable to various individuals, as summarized below. During the year ended December 31, 2005, the Series I, Series II and Series IIa convertible promissory notes were converted into 4,228,000 shares of common stock. Four note holders of convertible notes chose not to convert their notes into common stock and these notes with a total of $30,000 were paid during the year ended December 31, 2005.

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

These notes have been converted into common shares. See conversion details Note 10.

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

These notes have been converted into common shares. See conversion details Note 10.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

These notes have been converted into common shares. See conversion details Note 10.

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

The Company recognized interest expense resulting from the beneficial conversion feature of $710,001, $0, and $2,050,000, respectively, for the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited).

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

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006, (unaudited) total financing costs of $712,664, $0, and $2,135,715, respectively, were charged to interest expense.

For the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 30, 2006, (unaudited) the interest expense on the Series I, II and IIa convertible notes was $120,907, $0 and $1,385,343, respectively.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Common Stock

During the period ended December 31, 2004, 11 convertible preferred shareholders elected to convert 28,100 of their convertible preferred shares into 2,810,000 shares of common stock. At December 31, 2004, 2,000,000 shares of common stock had not been issued and were classified as committed common stock and were subsequently issued in 2005.

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

At December 31, 2005, the convertible notes payable have been converted into common stock except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued.

During the year ended December 31, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. In addition, six stock option holders exercised options to purchase 123,466 shares of common stock.

In December 2005, a warrant holder exercised 933,330 warrants in exchange for 848,482 shares of common stock.

In March 2006, a warrant holder exercised 100,000 warrants in exchange for 89,116 shares of common stock.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through March 31, 2006, the Company had granted options to both employees and non-employee consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Footnote 4.

In March 2006, the company granted 51,250 options with an exercise price of $10.00 to employees and directors, from the 2004 Stock Plan. The Company estimated the fair value of the options granted to be $240,254 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant except for those that are expensed as they are vested. The Black-Scholes option pricing model assumptions were as follows: Expected life of 5 years, volatility of 76 percent and an expected dividend yield of zero.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

During the year ended December 31, 2005, the Company issued 550,500 options with an exercise price of $10.00 to employees and directors, from the 2004 Stock Plan, and six stock option holders executed their options to purchase 124,500 shares of common stock. Of the total 124,500 stock options exercised, 20,000 stock options were exercised cashless.

In July 2004, the Company established the Cardiovascular BioTherapeutics, Inc. 2004 Stock Plan (the “2004 Stock Plan”) permitting the awards of (a) incentive stock options within the meaning of section 422 of the Code, (b) non-qualified stock options, (c) stock appreciation rights, and (c) restricted stock to directors, officers, employees and consultants. The Company reserved 5,000,000 shares for the 2004 Stock Plan and limited the maximum number of shares to be granted to any one individual in one year to 500,000.

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

During the year ended December 31, 2003, no options were granted to employees. However, during the year ended December 31, 2004, the Company issued 40,000 options to employees. The Company estimated the fair value of the options granted to be $57,792 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .25 years, risk free rate of interest of 1.03 to 1.50 percent, volatility of 76 percent and an expected dividend yield of zero.

During the year ended December 31, 2002, no options were issued to non-employees. On September 1, 2003 the Company granted 90,000 options to non-employees. The Company estimated the fair value of the options granted to be $47,120 using the Black-Scholes option-pricing model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes option pricing model assumptions were as follows: Expected life of .75 years, risk free rate of interest of 1.39 percent, volatility of 76 percent and an expected dividend yield of zero.

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors, determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through March 31, 2006, the Company had granted options to both employees and non-employee consultants.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31,2004 and 2005 and for the three month period ended March 31, 2006 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,040,000	$0.30-$10.00	1,751,000	$0.30-$4.00	2,755,000	$0.30-$10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30-$2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	1,250	$10.00	50,000	$10.00	51,250	$10.00
Exercised	—	$—	—	$—	—	$—
Outstanding at March 31, 2006	1,171,750	$0.30-$10.00	2,042,500	$0.30-$10.00	3,212,250	$0.30-$10.00

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and March 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2005
Employees—Outstanding	1,170,500	$1.70	4.56	$1,989,850
Employees—Expected to Vest	104,614	$1.70	4.56	$177,844
Employees—Exercisable	1,065,886	$1.70	4.02	$1,812,006

Non-Employees—Outstanding	1,990,500	$2.50	5.26	$4,976,250
Non-Employees—Expected to Vest	0	0	0	0
Non Employees—Exercisable	1,990,500	$2.50	5.26	$4,976,250

As of March 31, 2006
Employees—Outstanding	1,171,750	$1.70	4.56	$1,991,975
Employees—Expected to Vest	155,737	$1.70	4.56	$264,756
Employees—Exercisable	1,016,011	$1.70	4.29	$1,727,219

Non-Employees—Outstanding	2,040,500	$2.58	5.38	$5,264,490
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	2,040,500	$2.58	5.38	$5,264,490

Warrants

The Company’s accounting policy for the issuance of warrants is discussed in Footnote 4. Warrants have only been issued to outside parties and have never been issued to employees.

In December 2000, the Company issued a warrant to purchase 933,330 shares of common stock at an exercise price of $0.40 per share to an individual in connection with assisting in closing a private placement. The

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

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

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes pricing model. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of grant and was exercised in March 2006.

In June 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to an individual in connection with consulting services rendered. The fair value of the warrant was determined using the Black-Scholes pricing model and the value of $119,744 was recorded as a compensation expense in the Statement of Operations. The Black-Scholes option pricing model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 0.94 percent, volatility of 76 percent and an expected dividend yield of zero. The warrant fully vested on the date of grant and expires in June 2013.

On February 16, 2005, the company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four three months commencing on the effective date of the IPO, February 11, 2005.

Warrant activity for the year ended December 31, 2005 and for the three month period ended March 31, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	0.01
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$0.69
Granted	—	—
Issued	705,882	8.50
Exercised	(100,000)	0.69
Forfeited	—	—

Outstanding at March 31, 2006	980,882	$6.31

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$0.69

Warrants exercisable at March 31, 2006	980,882	$6.31

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

The following table summarizes information about warrants outstanding at March 31, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.01	75,000	2.92	$0.01	75,000	$0.01
2.00	200,000	7.25	2.00	200,000	2.00
8.50	705,882	2.97	8.50	705,882	8.50

	980,882			980,882

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

11. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $200,000, respectively.

During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $80,769, $129,231 and $1,465,379 respectively.

During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited), and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0 and $116,000, respectively.

Cardio paid commissions to GHL Financial Services Ltd. (“GHL”), in which a director is a principal and owns 6.6% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), Cardio paid GHL $5,000, $5,000, and $2,190,255, respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 30, 2006 (unaudited), Cardio paid Dr. Stegmann $25,250, $125,000 and $1,114,300, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Daniel C. Montano, for consulting services. During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), consulting fees Cardio incurred were $5,000,$1,208,000 and $1,753,240, respectively.

During the three months ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $5,000, $15,000 and $216,555, respectively.

On March 15, 2006 the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California limited partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. (See note 13).

In addition, in August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease.

12. INCOME TAXES

Significant components of the provision for income taxes for the three months ended March 31, 2005 and 2006 were as follows:

March 31
	2005	2006
Current
Federal	$—	$—
State	—	—
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$—	$—

The Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $30,893,587 and $30,887,150, respectively, which expire through 2008 to 2018. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company also has a federal research and development credit carryforward of $172,834.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the three months ended March 31, 2005 and 2006, has not been recognized in these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

13. COMMITMENTS AND CONTINGENCIES

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882 and expires in October 2005. On May 2004, the Company gave a deposit of $5,900. The Company vacated this facility in October 2005.

On August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company sub-leased space from Phage for approximately $2,800 per month as part of the agreement for administrative services.

In November 2005, the Company entered into a five year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. For the three months ending March 31, 2005 and 2006, rent expense totaled $23,498 and $55,625 respectively.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
2006	$152,000
2007	208,000
2008	214,000
2009	221,000
2010	227,000
thereafter	38,000

Total	$1,060,000

Total minimum lease payments do not include rental income from a sub-lease of part of its office space to related parties.

Phage Lease Guaranty

The Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 of the Standard Industrial Net Lease dated March 15, 2006, between Canta Rana Ranch, L.P., a California limited partnership and Phage Biotechnology Corporation (“Phage”), a Delaware corporation (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month that will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from May 1, 2006 to the Expiration Date of the Lease Agreement;

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

and (b) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of Additional Rent. Any amount of Guaranty Fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

For the three month period ended March 31, 2006 Cardio earned $948 towards the Guaranty Fees from Phage biotechnology Corp.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of Cardio Vascu-Grow™.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,837,000 as of March 31, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing $5,000,000 in cash in the bank.

In addition, in August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease.

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. For the periods ended March 31, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), consulting fees related to the various agreements were $128,915, $205,999 and $1,531,118 respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 three months.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with TouchStone Research, Inc., (formally “Clinical Cardiovascular Research, L.L.C.”). TouchStone Research is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone Research assists Cardio with the FDA approval process for its drug. Service fees for the year ended March 31, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $249,615, $367,591, and $3,350,886, respectively. The agreement is on going as of March 31, 2006.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the production of the Company’s products. Service fees for the period ended March 31, 2005 (unaudited) and 2006 (unaudited), and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $0, $0, and $370,100 respectively. The principal in this company owns 18.25% of Phage Biotechnology Corporation, the Company affiliated manufacturer. This agreement is now complete.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for year ended March 31, 2005 (unaudited) and, 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $0, $0 and $431,698, respectively. This agreement is now complete.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service fees for the period ended March 31, 2005 (unaudited), 2006 (unaudited), and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $0, $57,021 and $237,039, respectively. The agreement is on going as of March 31, 2006

In June 2004, the Company entered into a contract with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. Service fees for the three month period ended March 31, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $21,894, $3,325 and $52,917, respectively.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Cost for the year for the three month period ended March 31, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $0, $970,000 and $2,103,000 respectively.

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has not run. For those noteholders that elected to convert to common stock and who have not sold that stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. That liability would extend for up to three years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of the common stock would likely have to decrease below its current level before a former noteholder had a significant economic reason to pursue any potential rescission rights. All of the notes have been either converted into common stock or repaid in full.

The Company is unable to accurately estimate the likelihood or amount of potential liability that, if any, may arise for this contingency.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

The company also has received notification from the FDA that it may proceed in clinical testing of Cardio Vascu-Grow™ in a second medical indication, diabetic wound healing. A Phase I study has been authorized which will test the safety of Cardio Vascu-Grow™ after topical administration to diabetic ulcers and venous stasis wounds.

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

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through March 31, 2006 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals. We expect these expenses to be material.

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

As of May 5, 2006, we had two scientist employees, nine scientists under contract with our contract manufacturer, a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing preclinical testing, researching other medical uses of the active ingredient Cardio Vascu-Grow™ and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing the quality of Cardio Vascu-Grow™ used in the clinical trials meets the specifications required by the FDA.

We incurred research and development costs for the three month periods ended March 31, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), of $412,717, $1,469,697 and $10,947,210 respectively.

Our clinical research and development projects include:

Clinical Development

No Option Heart Patients. During the three month period ended March 31, 2006, we added one additional medical institution, University of Alabama Medical Center, Birmingham, Alabama, for a total of six facilities now participating in this Phase I human trial that our contracted clinical research organization is managing. We injected seven more patients during 2005, for a total now of 19 patients in our current trial who have been administered our No Option Heart Patient drug candidate in which Cardio Vascu-Grow™ is the active ingredient. To date we have received no reports of significant adverse effects due to the injections of our drug candidate. It should be stressed that no-option heart patients are very sick patients with an average life expectancy of 2 years or less. It is common to see deaths in clinical trials involving this group of patients because of their underlying disease. As the number of our treated patients increases, it is possible some patients may succumb to their underlying severe heart disease before the trial is completed. To date we have had no adverse events attributable to our drug candidate in this trial.

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

We spent $942,768 and $885,174 and for the three month periods ended March 31, 2005 and 2006 and $9,800,337 since our inception on our No Option Heart Patient drug candidate. We estimate spending over $30,000,000 over the next three years on the No Option Heart Patient indication.

Wound Healing. During the three month period ended March 31, 2006, an investigational new drug (IND) application was submitted to and authorized by the FDA to begin clinical testing of our Wound Healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient in patients with diabetic foot ulcers or venous stasis leg wounds. This is a Phase I study in which eight patients will receive either a low or high dose application of our Wound Healing drug candidate. The trial will be conducted at a single site at the University of Pittsburg Medical Center. We anticipate the first dosing group to be completed in the early 2006. Previously, we completed three animal studies that demonstrated that our Wound Healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our Wound Healing drug candidate was absorbed into the blood stream after topical application to the wound surface. These studies were submitted as part of our IND application to the FDA.

We spent $94,843 and $9,437 and for the three month periods ended March 31, 2005 and 2006 and $205,918 since our inception in 2005 of the Wound Healing program conducting our pre-clinical studies to support the IND submission. We estimate spending over $10,700,000 over the next three years on clinical trials for the Wound Healing indication.

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

We spent $0 and $0 for the three month periods ended March 31, 2005 and 2006 and $145,953 since our inception of the PVD program in 2005, in our pre-clinical trials to support an IND submission for this indication to the FDA, which we anticipate will be submitted in mid-2006. If our IND is approved, we currently estimate spending over $11,000,000 over the next three years on clinical trials for the PVD indication if, in our opinion, the results of our pre-clinical studies continue to warrant progressing this drug candidate.

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

We have incurred total costs of $10,000 and $0 during the three month periods ended March 31, 2005 and 2006 and $59,000 since the inception of the stroke recovery program, in our pre-clinical studies. We estimate spending over $11,000,000 over the next three years on pre-clinical and clinical studies for the Stroke indication if, in our opinion, the results of our pre-clinical studies continue to warrant progressing this drug candidate.

Chronic Back Pain and Lumbar Ischemia. Chronic back pain, has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. European medical researchers have speculated that chronic back pain resulting from blockage of blood vessels in the lower back precedes the blockage of coronary arteries in the heart by ten years. In April we have signed a collaborative research and development agreement with the global clinical contract research organization, bioRASI, which is a part of Russioan Academy of Science. We are planning to participate in a proof of concept clinical trial in Europe in 2006 to test whether our Lumbar Ischemia drug candidate in which

Cardio Vascu-Grow™ is the active ingredient can successfully treat chronic back pain. We have completed toxicity studies to support the safety of our product for this proof of concept clinical trial. If the results of the proof of concept clinical trial are positive, we plan to then file an IND application with the U.S. FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

We have incurred total costs of $0 and $4,850 during the three month periods ended March 31, 2005 and 2006 and $13,533 since the inception in 2005 of the lumbar ischemia program. in our pre-clinical studies. We anticipate spending over $10,000,000 over the next three years on pre-clinical and clinical studies for the Lumbar Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

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

Our specific goals for 2006 relative to advancing our product development pipeline are as follows:

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

Our specific goals for 2006 relative to advancing our financial stability are as follows:

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

For details about our contract with Phage to develop and manufacture Cardio Vascu-Grow™, see Item     . Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

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

Stock Based Compensation. The Company accounts for stock option grants to employees using the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Stock-Based Compensation” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” In March 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since the Company has historically followed the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. However, the Company’s financial statement disclosures have been designed to conform to the new disclosure requirements that SFAS No. 148 prescribes.

The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option-pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Valuation of Derivative Instruments. FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses Black Scholes valuation model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Research and Development Costs. We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred.

Development Stage Enterprise. The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2006 (unaudited), the Company has accumulated a deficit of $34,922,943. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several three months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Employees and Other Personnel

As of May 5, 2006, we had a total of sixteen employees, fifteen of whom were full-time. Two of the sixteen employees are in research and development, and fourteen are in operations and administration. We had fifteen independent contractors or subcontractor personnel with four people in operations and administration and eleven people in research and development, including clinical development. None of our employees are represented by a labor union, and we believe our employee relations are good.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Our activities during the three month period ended March 31, 2006 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 256% from $412,717 to $1,469,698 for the three months ended March 31, 2005 and 2006 respectively. The pace of our “no option heart” study is related to the ability to find qualified candidates. This increase of $1,056,981 is due primarily to clinical cost for the FDA Phase I clinical trial of $885,000 and pre-clinical costs for an animal study for wound healing of $9,000, Catheter based delivery $63,000 and lumbar ischemia of $5,000. Additionally, there was an increase in the consulting fees of $24,000 and an increase in the salaries and benefits of employees as we continue to add resources to this function.

	For the Three Months Ended March 31,
	2005	2006	$ Change	% Change
Research and development (a)	$412,717	$1,469,698	$1,056,981	256%

(a)	Includes $97,535 and $326,205 paid to Phage Biotechnology Corporation

General and administrative expenses increased 97% from $1,347,542 to $2,658,643 for the three months ended March 31, 2005 and 2006, respectively. These increase of $1,311,101 is as a result of a substantial increase in our marketing expenses of $1,031,951 as we became more active in our marketing and corporate development activities, Other increases resulted from administrative costs for computer expenses of $152,000 in relation to our relocating at our corporate office in Las Vegas and expenses related to insurance and professional and legal fees.

	For the Three Months Ended March 31,
	2005	2006	$ Change	% Change
General and administrative (b)	$1,347,542	$2,658,643	$1,311,101	97%

(b)	Includes $41,095 and $55,031 paid to Phage Biotechnology Corporation

Interest income increased to $92,119 from $47,412 for the three months ended March 31, 2006 and 2005, respectively. This is a result of a higher level of cash and marketable securities available for investment during the first three months of fiscal 2006.

	For the Three Months Ended March 31,
	2005	2006	$ Change	% Change
Interest Income	$47,412	$92,119	$44,707	94%

Interest expense decreased 87% to $203,904 from $1,552,319 for the three months ended March 31, 2006 and 2005, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly and includes interest expense for amortization of deferred financing costs of $14,380 and amortization of discount for the fair value of derivatives of $97,954 aggregating $112,333 of interest expense from amortization. 2005 represents $712,461 related to charging off the entire amount of unamortized deferred debt financing costs and $710,001 of unamortized debt discount, both of which were non-cash expenses.

	For the Three Months Ended March 31,
	2005	2006	$ Change	% Change
Interest Expense	$1,552,319	$203,904	$(1,348,415)	-87%

Adjustments to fair value of derivatives arose in the period ended March 31, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivated features in the warrants. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of March 31, 2006 resulted in a charge to the statement of operations of $1,525,639.

	For the Three Months Ended March 31, 2005
	2005	2006	$ Changes	% Changes
Adjustments to Fair Value of Derivatives	$—	$1,525,639	$1,525,639	N/A

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes . Through March 31, 2006, we have received net proceeds of approximately $51,663,946 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through March 31, 2006.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793

Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	4,973,958

Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO Price, whichever is lower	753,667

Total net proceeds for issuance of our pre-IPO convertible notes payable	12,866,418

Net proceeds from the Initial Public Offering
1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125
Option exercises
123,466 stock option exercised	83,003
Net Proceeds from Private Placement of Secured Convertible Notes of $20,000,000
Senior Secured Notes with warrants to purchase 705,882 shares of Company’s common stock at $8.50 per share and notes convertible into shares of Common stock at $12 per share, net of closing fees and investment banking fees	18,447,000

Total net proceeds from financings through March 31, 2006	$51,543,946

As of March 31, 2006, we had $23,180,058 in cash, cash equivalents and short-term investments. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

On March 20, 2006, we completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses were paid by us, such that we realized net proceeds in the amount of $18,447,000.

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

Income Taxes

As of March 31, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $ 30,893,587 and $ 30,887,150, which expire through 2020. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure resulting from our initial public offering and from the conversion of our convertible preferred stock and convertible notes. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At March 31, 2006, we had deferred tax assets representing primarily the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Three Months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, our operating activities consumed cash of $3,674,110, an increase of $1,400,971 over the three months ended March 31, 2005. Our activity level in 2006 increased dramatically over the level of activity in 2005 in both our research and development activities and our general and administrative activities because we were able to raise cash through our IPO in February 2005 the private placement of secured convertible notes March of 2006. This liquidity allowed us to proceed with the FDA Phase l trial, add needed administrative capability and personnel, resume our marketing activities, and move forward with preparing us to be a public company.

Purchase of short term investments consumed $888 of cash combined with $404,788 of capital expenditures for property and equipment, resulting in $405,676 of cash consumed in investing activities for the period ended March 31, 2006, which was a increase of $403,048 over the three months ended March 31, 2005.

Financing activities generated $18,447,003 of cash during the three month ended March 31, 2006, an increase of $3,391,824 over the three months ended March 31, 2005. This increase is primarily related to proceeds from the private placement of the senior secured convertible notes payable during the three months ended March 31, 2006 exceeding the proceeds from our IPO during the three months ended March 31, 2005.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of March 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$20,000,000	—	$20,000,000	—	—
Operating lease obligations (1)	$1,060,000	$152,000	$422,000	$448,000	$38,000

In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, that requires monthly payments of approximately $17,900. We have one five year option to renew the lease. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. The five year lease obligation is approximately $1,060,000.

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

On October 24, 2001, we entered into a service agreement with a clinical research organization, TouchStone Research, Inc. (“TouchStone,” formally “Clinical Cardiovascular Research, L.L.C.”). TouchStone is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone will assist us with the FDA approval process for its drug. TouchStone’s fees are based on negotiated rates for services plus expenses. Service fees for the three month period ended March 31, 2005(unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $249,615, $367,591, and $3,350,886, respectively.

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

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. Service fees for the three month period ended March 31, 2005(unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $21,894, $3,325 and $52,917, respectively.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Cost for the year for the three month period ended March 31, 2005(unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $0, $970,000 and $2,103,000 respectively.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service fees for the three month period ended March 31, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2006 (unaudited), were $0, $57,021 and $237,079, respectively.

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

Off-Balance Sheet Transactions

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company has adopted SFAS No. 154 with no effect on the Financial Statements.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

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

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $34,922,943 as of March 31, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At March 31, 2006, we had $23,180,058 in cash, cash equivalents and short-term investments. On March 20, 2006 we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

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

If we are unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on our liquidity, as well as a potential change of control of the Company.

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

As of May 15, 2006, we had two scientist employees, John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and eleven scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

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

Our officers, directors and principal stockholders together control approximately 81.82% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Commencing in 2001 and ending in August 2004, we sold three series of convertible notes, each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. We made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty because we did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the Securities and Exchange Commission. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. For those noteholders that elected to convert to common stock and who have not sold that stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. If the sales to noteholders that have converted to common stock had to be rescinded, our total potential liability could be $14,892,200 plus interest. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of our common stock would likely have to decrease below its current level before a former noteholder had a significant economic reason to pursue any potential rescission rights.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Private Placement

On March 20, 2006, we completed the private placement the (“Private Placement”) of $20,000,000 of senior secured notes with warrants to purchase 705,882 shares of our common stock (the “Private Placement”). Net proceeds received by the Company in connection with the Private Placement are being held in an interest bearing money market account. The Company plans to use the net proceeds at such time as needed when the IPO proceeds have been exhausted for funding pre-clinical and clinical trials and for general and administrative activities.

Use of Proceeds from IPO

The Company has expended approximately $11,250,000 of the IPO proceeds of which approximately $4,500,000 was expended for funding preclinical and clinical trials and $6,750,000 for general and administrative activities.

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

May 15, 2006