Form 10-Q/A
period 2006-03-31
CardioVascular BioTherapeutics, Inc.
filed 2006-05-17
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

This Amendment 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed on May 15, 2006 is being filed to correct typographical errors on the Statements of Cash Flows on page 7. Under the column heading “For the Period from March 11, 1998 (inception) to March 31, 2006” under the category of “Cash flows from financing activities,” the line item of “Deferred debt financing cost” should read $(3,688,713) rather than $(3,686,713). Under the same column heading under the category of “Cash flows from operating activities,” the line item of “Accounts payable” should read $501,516 rather than $501,517. Under the column heading “For the Three Month Periods Ended March 31, 2006 (unaudited)” under the category of “Cash flows from operating activities,” the line item of “Due to affiliate,” should read $148,032 rather than a dash. All other figures and text remain the same and are unaffected by these changes.

In connection with this Amendment 1, we are including the certifications required by (i) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and (ii) Rule 13a-15(e) and 15d-15(e) promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits 32.1, 31.1, 31.2, respectively. We have included the document in its entirety in this Amendment 1 to Form 10-Q to reflect such changes.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

		For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (inception) to March 31, 2006
		2005	2006
		(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss		$(3,265,166)	$(5,765,765)	$(34,922,943)
Adjustments to reconcile net loss to net cash used in operating activities:	(a)
Depreciation		1,533	4,028	24,264
Amortization of benefit conversion feature		710,001	—	2,050,000
Amortization of deferred debt financing costs		712,664	14,380	2,150,095
Stock based compensation		—	276,172	2,370,432
Warrants issued for services rendered		—	—	119,744
Amortization of warrants derivatives		—	22,068	22,068
Amortization of conversion feature		—	42,298	42,298
Amortization of interest on conversion feature		—	33,587	33,587
Adjustments to fair value of derivatives		—	1,525,639	1,525,639
Equity in loss of unconsolidated investee		—	—	15,000
(Increase) decrease in:
Due from an affiliate		—	(102,568)	(103,975)
Prepaid expenses		(229,250)	(307,158)	(756,439)
Other assets		—	—	(41,750)
(Increase) decrease in:
Due to affiliate		—	148,032	148,032
Accounts payable		(324,477)	326,757	501,516
Accrued payroll and payroll taxes		649	(46,533)	78,897
Accrued interest		120,907	90,657	91,091
Accrued rent		—	64,296	64,296

Net cash used in operating activities	(a)	(2,273,139)	(3,674,110)	(26,588,148)

Cash flows from investing activities:
Purchase of short term investment		(289)	(888)	(138,251)
Proceeds from sale of short term investments		—	—	(6,026)
Purchase of property and equipment		(2,339)	(404,788)	(618,121)

Net cash (used in) investing activities	(b)	(2,628)	(405,676)	(762,398)

Cash flows from financing activities
Net proceeds from sale of common stock		15,577,898	—	19,451,972
Proceeds from exercise of options and warrants		—	3	83,006
Proceeds from sale of preferred stock		—	—	520,400
Proceeds from issuance of notes payables		—	—	14,092,200
Deferred debt financing cost		—	(1,553,000)	(3,688,713)
Proceeds from notes payable issued under Reg D		—	20,000,000	20,800,000
Cash paid for deferred offering costs		—	—	(866,512)
Due to net increase (decrease) in affiliates		(522,719)	—	—

Net cash provided by financing activities	(c)	15,055,179	18,447,003	50,392,353

Increase (decrease) in cash and cash equivalents		12,779,411	14,367,217	23,041,807
Cash and cash equivalents at beginning of period		4,530,221	8,674,590	—

Cash and cash equivalents at end of period		$17,309,632	$23,041,807	$23,041,807

Supplemental disclosure of cash flow information
Interest paid		$112,304	$—	$1,361,635

Income taxes paid		$—	$—	$6,000

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

By:	/s/ MICKAEL A. FLAA
Mickael A. Flaa Vice President, Chief Financial Officer and Treasurer

May 17, 2006