Form 10-Q
period 2006-06-30
CardioVascular BioTherapeutics, Inc.
filed 2006-08-04
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 124,043,734 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Balance Sheets as of December 31, 2005 and June 30, 2006 (Unaudited)	3

	Statements of Operations (Unaudited) for the Six Months and Three Months Ended June 30, 2005 and 2006 and for the period from March 11, 1998 (inception) to June 30, 2006	4

	Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to June 30, 2006	5

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2006 and for the period from March 11, 1998 (inception) to June 30, 2006	7

	Notes to Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION	57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Submission of Matters to a Vote of Security Holders	69

Item 5.	Other Information	70

Item 6.	Exhibits	70

SIGNATURES		71

EX-31.1

EX-31.2

EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2005 AND JUNE 30, 2006 (UNAUDITED)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674,590	$18,364,489
Short-term investments	137,363	169,441
Due from an affiliate	1,407	127,326
Prepaid and other current assets	449,281	1,139,343

Total current assets	9,262,641	19,800,599
Property and equipment, net of accumulated depreciation	199,123	655,750
Deferred financing cost, net of amortization	—	1,409,203
Other assets	26,750	20,850

Total assets	$9,488,514	$21,886,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued interest payable	$434	$597,426
Due to an affiliate	—	28,009
Accounts payable	173,763	454,520
Accrued payroll and payroll taxes	125,430	83,969
Accrued Rent	—	67,435

Total current liabilities	299,627	1,231,359

Convertible notes payable and embedded derivatives	—	17,232,720

Total liabilities	299,627	18,464,079

Commitments and contingencies
Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; no shares outstanding at December 31, 2005 and June 30, 2006, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,899,598 and 124,043,734 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	123,899	124,043
Additional paid-in capital	38,222,166	38,975,345
Deficit accumulated during the development stage	(29,157,178)	(35,677,065)

Total stockholders’ equity	9,188,887	3,422,323

Total liabilities and stockholders’ equity	$9,488,514	$21,886,402

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE SIX MONTHS AND THREE MONTHS PERIOD ENDED JUNE 30, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006

	Six Months Ended June 30,		Three Months Ended June 30,		For the Period from March 11, 1998 (inception) to June 30, 2006
	2005	2006	2005	2006
Operating expenses:
Research and development (a)	$1,195,114	$3,201,482	$782,397	$1,731,784	$12,678,995
Selling, general and administrative (b)	3,214,249	5,650,905	1,866,707	2,992,262	20,180,692

Total operating expenses	4,409,363	8,852,387	2,649,104	4,724,046	32,859,687

Operating loss	$(4,409,363)	(8,852,387)	$(2,649,104)	$(4,724,046)	$(32,859,687)
Other income (expenses)
Interest income	123,254	398,944	76,215	306,825	758,918
Interest expense	(1,551,946)	(1,813,251)	—	(1,609,347)	(7,302,849)
Other Income (expenses)	—	—	—	—	(5,254)
Adjustments to Fair Value of Derivatives	—	3,746,807	—	5,272,446	3,746,807
Equity in loss of unconsolidated investee	—	—	—	—	(15,000)

Net other income (expenses)	(1,428,692)	2,332,500	76,215	3,969,924	(2,817,378)

Net (loss) Income before Provision for Income Taxes	(5,838,055)	(6,519,887)	(2,572,889)	(754,122)	(35,677,065)
Provision for income taxes
Net (loss) Income	$(5,838,055)	$(6,519,887)	$(2,572,889)	$(754,122)	$(35,677,065)

(Loss) Earnings per share
Basic (loss) Earnings per share	$(0.05)	$(0.05)	$(0.02)	$(0.01)
Diluted (loss) Earnings per share	$(0.05)	$(0.05)	$(0.02)	$(0.01)
Shares used to calculate (loss) Earnings per share
Basic	117,866,733	123,961,567	121,359,094	124,015,614
Diluted	117,866,733	123,961,567	121,359,094	124,015,614
(a) Research and development with related parties (Notes 3 and 11)	$368,481	$1,131,454	$250,696	$665,249	$4,255,414
(b) Selling general and administrative expenses with related parties (Notes 3 and 11)	$279,285	$1,624,141	$147,421	$166,879	$7,022,242

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)		—
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Exercise of options	(10)				55,000	55		26,445		26,500
Issuance of Stock for services	(13)				20	—		122		122
Stock based compensation	(11)							326,073		326,073
Issuance of warrants for services								400,625		400,625
Net loss (unaudited)									(6,519,887)	(6,519,887)

Balance, June 30, 2006			—	$—	124,043,734	$124,043	$—	$38,975,345	$(35,677,065)	$3,422,323

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998

(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999

(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000

(4)	Preferred stock converted to common stock

(5)	Offering costs

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005

(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005

(8)	Public offering of 1,725,000 common shares at $10.00 per share

(9)	Underwriters warrants sold with the public offing

(10)	Multiple employee option exercises

(11)	Stock options to directors and employees

(12)	Warrants exercised

(13)	Issuance of 20 commemorative shares to directors and executives

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

			For the Six Month Periods Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30, 2006 (unaudited)
			2005 (Unaudited)	2006 (unaudited)
Cash flows from operating activities:
Net loss			$(5,838,055)	$(6,519,887)	$(35,677,065)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			6,297	45,917	66,153
Amortization of benefit conversion feature			710,001	—	2,050,000
Amortization of deferred debt financing costs			712,664	143,797	2,279,512
Stock based compensation			—	326,073	2,420,333
Stock issued for services rendered			—	122	122
Warrants issued for services rendered			—	400,625	520,369
Amortization of discount related to warrants derivatives			—	220,680	220,680
Amortization of discount related to conversion feature			—	422,977	422,977
Amortization of discount related to interest on conversion feature			—	335,870	335,870
Adjustments to fair value of derivatives			—	(3,746,807)	(3,746,807)
Equity in loss of unconsolidated investee			—	—	15,000
(Increase) decrease in:
Due from an affiliate			—	(125,919)	(127,326)
Prepaid expenses			(210,444)	(690,062)	(1,139,343)
Other assets			—	5,900	(35,850)
(Increase) decrease in:
Due to affiliate			—	28,009	28,009
Accounts payable			(290,784)	280,757	455,516
Accrued payroll and payroll taxes			20,272	(41,461)	83,969
Accrued interest			(1,185,258)	596,992	597,426
Accrued rent			—	67,435	67,435

Net cash used in operating activities	(a	)	(6,075,307)	(8,248,982)	(31,163,020)

Cash flows from investing activities:
Purchase of short term investment			(25,651)	(32,078)	(169,441)
Proceeds from sale of short term investments			—	—	(6,026)
Purchase of property and equipment			(4,423)	(502,544)	(715,877)

Net cash (used in) investing activities	(b	)	(30,074)	(534,622)	(891,344)

Cash flows from financing activities
Net proceeds from sale of common stock			15,547,972	—	19,451,972
Proceeds from exercise of options and warrants			17,003	26,503	109,506
Proceeds from sale of preferred stock			—	—	520,400
Proceeds from issuance of notes payables			—	—	14,092,200
Deferred debt financing cost			—	(1,553,000)	(3,688,713)
Proceeds from notes payable issued under Reg D			—	20,000,000	20,800,000
Cash paid for deferred offering costs			—	—	(866,512)
Due to net increase (decrease) in affiliates			(522,719)	—	—

Net cash provided by financing activities	(c	)	15,042,256	18,473,503	50,418,853

Increase (decrease) in cash and cash equivalents			8,936,875	9,689,899	18,364,489
Cash and cash equivalents at beginning of period			4,530,221	8,674,590	—

Cash and cash equivalents at end of period			$13,467,096	$18,364,489	$18,364,489

Supplemental disclosure of cash flow information
Interest paid			$1,306,165	$91,559	$1,453,194

Income taxes paid			$400	$—	$6,000

(a)	Including amount with related parties of $647,766, $2,755,595 and $11,277,656, respectively

(b)	Including amount with related parties of $0, $0 and $0, respectively

(c)	Including amount with related parties of $0, (1,705,422) and (3,841,135) respectively

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

During the six month periods ended June 30, 2005 and 2006 and the period from March 11, 1998 (inception) to June 30, 2006, the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

During the six month periods ended June 30, 2005 and 2006 and the period from March 11, 1998 (inception) to June 30, 2006, the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services, respectively.

During the six month periods ended June 30, 2005 and 2006 and the period from March 11, 1998 (inception) to June 30, 2006, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0 and $2,050,000, respectively.

During the six month periods ended June 30, 2005 and 2006 and the period from March 11, 1998 (inception) to June 30, 2006, 19,750, 0 and 52,850 shares of convertible preferred stock were converted into 1,975,000, 0, and 5,285,000 shares of common stock, respectively.

During the six month periods ended June 30, 2005 and 2006 and the period from March 11, 1998 (inception) to June 30, 2006, $10,331,000, $0, and $ 14,862,200 of convertible notes payable were converted into 4,085,000, 0 and 5,877,550 shares of common stock, respectively.

In March 2006, 100,000 warrants, with an exercise price of $0.80 were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3 was paid in cash upon exercise of the warrants on a cashless basis.

In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2006

1. BASIS OF PRESENTATION

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

2. DESCRIPTION OF BUSINESS

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio”) or (the “Company”) is a development stage biopharmaceutical company focused on developing and marketing protein drug candidates that are designed to be used in the treatment of coronary artery disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. and in February 2004, changed its name to CardioVascular BioTherapeutics, Inc. Since inception Cardio has been engaged in research and development activities associated with bringing its products to market.

3. TRANSACTIONS AND CONTRACTUAL RELATIONSHIPS WITH AFFILIATED ENTITIES

Cardio is a member of an affiliated group through common management that includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International (“CPI”), Sribna Culya Biopharmaceuticals Inc. (“Sribna”), Proteomics Biopharmaceuticals Technologies Inc. (“Proteomics”), Zhittya Stem Cell Medical Research Company Inc. (“Zhittya”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the (“affiliates”). The common management of Cardio and Phage spend a sufficient amount of their time with each company to satisfy the needs for each company and the remaining balance to other interests.

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Dr. Jacobs joined Cardio’s Board of Directors. In addition, Alexander G. Montano, one of the Company’s current Board members and the son of Daniel C. Montano, is also a board member of Phage. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure. Daniel C. Montano, Dr. Thomas Stegmann and Dr. Jacobs are members of the Board of Directors of CPI. Mr. Grant Gordon, one of the Company’s current Board members, is a member of the Board of Directors of CPI and is CPI’s President. Mr. Flaa, one of the Company’s current Board members and the Company’s CFO, is CPI’s CFO.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The following are or were the business activities performed by each affiliate:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors control 34.2% and the Company controls 4.5% of the common stock of Phage;

•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each is able to appoint 43% of CPI’s directors;

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);

•	Proteomics was developing a non-injection method for medical protein (currently inactive);

•	Zhittya was researching adult stem cells (currently inactive); and

•	Qure was developing commercial medical applications (currently inactive).

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

In 2006, the Company became a co-sponsor with several other Biotech companies of the Regenerative Medicine Organization, a non profit educational organization that focuses on providing information and education to the healthcare community and the public about regenerative medicine.

License Agreement

Cardio has a Joint Patent Ownership and License Agreement with Phage. Under that agreement, Cardio and Phage each own an undivided one half interest in the U.S. and foreign patent rights necessary to develop and commercialize Cardio Vascu-Grow™, and Phage agrees to provide certain technical development services to Cardio and to manufacture Cardio Vascu-Grow™ for Cardio’s clinical trials at cost. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. This agreement obligates Cardio, at its option, to either (i) pay Phage ten percent of net sales for Cardio Vascu-Grow™ manufactured for Cardio by Phage or (ii) pay Phage a six percent royalty based on Cardio’s net sales price of Cardio Vascu-Grow™ that Phage does not manufacture for Cardio. This agreement expires on the last to expire of the patent rights covered, including extensions.

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of June 30, 2006 (unaudited), Cardio had cash and short term investments of $18,533,930, indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage will manufacture the drug for Cardio in the United States clinical trials and may manufacture it for subsequent commercial production. To date Phage has manufactured three drugs that have been authorized by the FDA to be administered to humans in clinical trials, indicating Phage is capable of manufacturing drug products to acceptable standards.

Furthermore, Cardio paid Phage for technical development services and for manufacture of Cardio Vascu-Grow™ for clinical trials, which Phage provided to Cardio at cost. For the six months June 30, 2005 (unaudited), and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited) payments to Phage relating to such services were $224,231, $806,454 and $2,369,459, respectively.

Administrative Support

For the six months June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited) Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited) were $77,747, $96,141 and $1,111,599, respectively.

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with CPI, a Bahamian company, to handle future distribution of Cardio Vascu-Grow™ and any other products licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and, with respect to Cardio only, the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 43% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

As of December 31, 2003, the Company accounted for its 43% interest in Cardio Phage International (CPI), under the equity method. As of December 31, 2004, the Company’s statement of operations includes a loss of $15,000, which represents the Company’s equity in loss on its investment in CPI. The loss reduced the Company’s investment in CPI to zero and, as a consequence, CPI’s ongoing operations will not negatively affect the Company’s future financial results. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI’s obligations. There is no material difference between Cardio’s carrying value for CPI and underlying equity in CPI’s net assets. There is no quoted market price for CPI’s net assets. There is no quoted market price for CPI’s shares.

Royalty Agreement

Cardio has entered into an agreement with Dr. Thomas Stegmann, one of the Company’s directors and Chief Clinical Officer, whereby Cardio will pay Dr. Stegmann a royalty of one percent of the Company’s net revenue (as defined) from commercial sales of Cardio Vascu-Grow™ in exchange for rights granted to Cardio to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. Cardio has made no payments to Dr. Stegmann under this agreement.

Asia Distribution Agreement

On December 15, 2000, the Company entered into an agreement with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize Cardio’s future products. Cardio transferred to KBDC the rights to manufacture and sell its products for 99 years in all of Korea, China, and Taiwan. In exchange, KBDC arranged the purchase of 8,750,000 shares of Cardio’s common stock for $3,602,000. KBDC agreed to fund all of the regulatory approval process in Korea for any Cardio products. In addition, KBDC agreed to pay a royalty of 10% of net revenues to Cardio. KBDC will pay the royalties for the life of the agreement. Daniel C. Montano, the Company’s Chairman, owns 17% of KBDC and is a former member of the board of directors. KBDC invested $200,000 in each of Sribna, Proteomics and Zhittya and invested $60,000 in CPI.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

Guarantee of Rental Agreements for Phage

Cardio entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 with Canta Rana Ranch, L.P., a California limited partnership and Phage, (the “Lease Agreement”). Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs and is the Company’s sole supplier of CardioVascu-Grow™. Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month that will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10 th) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from May 1, 2006 to the Expiration Date of the Lease Agreement; and (b) one-tenth (1/10 th) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of Additional Rent. Any amount of Guaranty Fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,787,324 as of June 30, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing $5,000,000 in cash in Phage’s bank account.

On August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company subleased space from Phage for approximately $2,800 per month as part of the agreement for administrative services.

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

JUNE 30, 2006

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2006 (unaudited), the Company has accumulated a deficit of $35,677,065. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Short Term Investments

Short-term investments generally mature between six months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2005 and June 30, 2006 (unaudited), the short term investments were $137,363 and $169,441, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful life of the related asset, which management believes is 3 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments and renewals are capitalized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

Accrued Rent

The Company accounts for property leases with escalation provisions and tenant improvement allowances on a straight line basis, resulting in a consistent charge to the statement of operations over the life of the lease. In the early years of the lease, the Company recognizes a liability for excess straight line amounts over the actual rent paid. This liability begins to reduce in the later years of the lease.

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

Valuation of Derivative Instruments

FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.

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

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and are amortized over

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

the term of the convertible notes on a straight line basis. At June 30, 2005, there were none of these costs and $1,553,000 at June 30, 2006 (unaudited). During the six month periods ended June 30, 2005 and June 30, 2006 and the period from March 11, 1998 (inception) to June 30, 2006, the Company amortized $712,664, and $143,797, and $2,279,512.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2005 and June 30, 2006 (unaudited), uninsured portions of cash amounted to $8,596,051 and $18,333,929 respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2005, and June 30, 2006 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2005	June 30, 2006
Stock options	3,161,000	3,160,250
Warrants	375,000	1,230,882
Convertible notes payable	—	1,666,667

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes our previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company has used the Black-Scholes Model formula to estimate the fair value of stock options granted to employees and consultants since its inception and therefore this method represents no significant change in the Company’s accounting for options and warrant issuances.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Based on the terms of its plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes Model. Since the Company’s policy has always been to expense the issuance of options using the fair value based method using the Black-Scholes Model, there is no difference in the basic and diluted loss per share.

There were no options granted during the quarter ended June 30, 2005, therefore there was no stock-based compensation expense related to employees or directors stock options recognized during the six months ended June 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the six months ended June 30, 2006 was $726,698. The estimated fair value of options granted to employees and directors during the six months ended June 30, 2006 was $253,524.

The estimated fair value of options granted to employees and during the quarter ended June 30, 2006 was $13,270. Assumptions used to value the options granted were expected volatility of 79%, risk-free interest rate of 5.125%, weighted average expected lives of 5 years and expected dividend yield of zero.

The estimated fair value of options granted to employees and directors during the quarter ended March 31, 2006 was $240,254. Assumptions used to value the options granted were expected volatility of 76%, risk-free interest rate of 4.785%, weighted average expected lives of 5 years and expected dividend yield of zero

The Company determined the fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes Model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards, the Company used the Award’s contractual term as a proxy for its expected terms. For new grants after December 31, 2005, the Company estimated expected term using the “safe harbor” provisions provided in SAB 107. The Company used historical data to estimate forfeitures, of which the Company estimated to be none.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

Recently Issued Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

5. CASH AND SHORT TERM INVESTMENTS

Cash and short term investments consisted of the following at December 31, 2005 and June 30, 2006 (unaudited):

	December 31, 2005	June 30, 2006
Cash in bank	$8,674,590	$18,364,489
Short term investments	137,363	169,441

Total	$8,811,953	$18,533,930

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2005 and June 30, 2006 (unaudited), consisted of the following:

	December 31, 2005	June 30, 2006
Prepaid clinical trial costs	$203,834	$552,145
Prepaid insurance	71,726	285,524
Prepaid legal fees	60,652	94,562
Prepaid trade shows	84,593	48,136
Prepaid and current assets (other)	28,476	158,976

Total	$449,281	$1,139,343

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

7. PROPERTY

Property and equipment at December 31, 2005 and June 30, 2006 (unaudited) consisted of as following:

	December 31, 2005	June 30, 2006
Furniture, fixtures, computer software, and equipment	$166,443	$405,162
Scientific equipment	46,890	85,526
Leasehold Improvements	—	225,188
Less accumulated depreciation	(14,210)	(60,126)

Property and equipment net of accumulated depreciation	$199,123	$655,750

Depreciation expense for the periods ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited) were $6,297, $45,917 and $66,153, respectively.

8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2005 and June 30, 2006 (unaudited) consisted of the following:

	December 31, 2005	June 30, 2006
Due to Phage	$—	$(28,009)
Due from Phage	1,407	127,326

Total	$1,407	$99,317

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The Company will incur certain penalties if it fails to file and obtain and maintain the effectiveness of a registration statement covering the notes and warrants (collectively “the Securities”), such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if the Company fails to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company’s securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

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

In connection with this financing, closing costs of: (i) $200,000 to purchasers of the notes for legal fees relating to transaction, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, a party related to one of the Company’s directors, Alexander G. Montano; and (iii) other expenses related to legal fees in the amount of $153,000. A total of $1,553,000 in transaction fees and expenses were paid by the Company such that the Company realized net proceeds in the amount of $18,447,000.

The following table summarizes Convertible note, discount and derivative values outstanding at June 30, 2006:

Convertible Notes at face value	$20,000,000
Discounts on Notes:
Embedded derivatives	(8,195,564)
Warrant derivative	(2,383,334)

Net convertible notes on March 20, 2006 (the closing date)	9,421,102
Amortization of discount from derivatives	979,527

Convertible notes at June 30, 2006	10,400,629
Embedded derivatives at fair value at June 30, 2006	5,737,792
Warrant derivative at fair value at June 30, 2006	1,094,299

Net Convertible notes, embedded derivatives and warrant derivative at June 30, 2006	$17,232,720

The Company is required to revalue the derivatives in each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of June 30, 2006.

Adjustment to Fair Value of Derivatives	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Balance June 30, 2006
Embedded Derivatives	$8,195,564	$2,457,772	$5,737,792
Warrant Derivative	2,383,334	1,289,035	1,094,299

Adjustment to Fair Value of Derivatives included in other income (expense)		$3,746,807

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at June 30, 2006. The carrying value of warrant derivative at June 30, 2006 has been adjusted to reflect its “fair value” of $1,094,299 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 79.2%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.723 years. During the period ended June 30, 2006, a decrease in the fair value of the warrant derivative of $1,289,035 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

Warrant Derivative Liability	Fair Value March 20, 2006	Fair Value June 30, 2006
	(unaudited)	(unaudited)
Warrant Derivative	$2,383,334	$1,094,299

The agreement included other embedded derivatives that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following table summarizes the fair values of embedded derivatives at the transaction date of March 20, 2006 and June 30, 2006, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability	Fair value March 20, 2006	Fair value June 30, 2006
	(unaudited)	(unaudited)
Conversion Feature	$4,568,164	$1,987,981
Interest Conversion Feature	3,627,400	3,749,811

Embedded Derivatives	$8,195,564	$5,737,792

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%; (2) expected

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at June 30, 2006 has been adjusted to reflect its “fair value” of $1,987,981 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 79.2%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.723 years. During the period ended June 30, 2006, a decrease in the fair value of the conversion feature liability of $2,580,183 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at June 30, 2006 has been adjusted to reflect its “fair value” of $3,749,811 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 79.2%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.723 years. During the period ended June 30, 2006, an increase in the fair value of the interest conversion feature liability of approximately $122,411 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

The Company filed an S-3 which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. The interest rate for the three moth period ended June 30, 2006 was 12%.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts determined as of March 20, 2006, (the date of closing) will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of June 30, 2006:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
Balance March 20, 2006 (closing date)	$1,553,000	$2,383,334	$8,195,564
Amortization for the period March 20, 2006 (date of closing) through June 30, 2006 charged to interest expense	(143,797)	(220,680)	(758,847)	(1,123,324)

Remaining deferred costs and discount to be amortized	$1,409,203	$2,162,654	$7,436,717

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants, see footnote 3.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano had been required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, Cardio will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

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

Series I Convertible Promissory Notes

The Series I Convertible Promissory Notes were payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30 days after the successful completion of the Company’s IPO. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $2 per share, provided however, if the purchase price of shares at the completion of the IPO was less than $4 per share, the conversion price would have been adjusted to equal 50% of the IPO price.

These notes have been converted into common shares. See conversion details Note 10.

Series II Convertible Promissory Notes

The Series II Convertible Promissory Notes were payable in one installment on the earlier of (i) thirty-six months from the date of issuance or (ii) 30 days after the successful completion of the Company’s IPO. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the initial public offering price.

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

JUNE 30, 2006

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

The Company recognized interest expense resulting from the beneficial conversion feature of $710,001, $0, and $2,050,000, respectively, for the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited).

Since the convertible promissory notes have a reset provision upon the completion of the IPO, the Company retested the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the conversion price and the fair value of the common stock, at the effective initial public offering date, will be recorded as a debt discount and will be amortized to interest expense over the redemption period of the convertible notes payable in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” No additional Beneficial Conversion feature was required to be recovered.

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006, (unaudited) total financing costs of $712,664, $0, and $2,135,715, respectively, were charged to interest expense.

For the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006, (unaudited) the interest expense on the Series I, II and IIa convertible notes was $127,073, $0 and $1,385,343, respectively.

For the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006, (unaudited) the senior secured convertible notes was $0, $1,813,251 and $1,813,251, respectively, of which $979,527 of the interest expense is the amortization of the derivative liabilities, and $143,797 is the amortization of deferred financing cost.

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

JUNE 30, 2006

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

In April 2006, two option holders exercised 55,000 options in exchange for 55,000 shares of common stock.

In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees outside of its formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through June 30, 2006, the Company had granted options to both employees and non-employee consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Footnote 4.

In April 2006, the company granted 3,000 options with an exercise price of $10.00 to employees from the 2004 Stock Plan (defined below). The Company estimated the fair value of the options granted to be $13,270 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant except for those that are expensed as they are vested. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, volatility of 79 percent and an expected dividend yield of zero.

In March 2006, the company granted 51,250 options with an exercise price of $10.00 to employees and directors, from the 2004 Stock Plan. The Company estimated the fair value of the options granted to be $240,254 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant except for those that are expensed as they are vested. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, volatility of 76 percent and an expected dividend yield of zero.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

In April 2006, two option holders exercised 55,000 options in exchange for 55,000 shares of common stock.

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

On March 1, 2004, the Company granted 25,000 options to non-employees. The Company estimated the fair value of the options granted to be $21,385 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of .50 years, risk free rate of interest of 1.02 percent, volatility of 76 percent and an expected dividend yield of zero.

During the year ended December 31, 2003, no options were granted to employees. However, during the year ended December 31, 2004, the Company issued 40,000 options to employees. The Company estimated the fair value of the options granted to be $57,792 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of .25 years, risk free rate of interest of 1.03 to 1.50 percent, volatility of 76 percent and an expected dividend yield of zero.

During the year ended December 31, 2002, no options were issued to non-employees. On September 1, 2003 the Company granted 90,000 options to non-employees. The Company estimated the fair value of the options granted to be $47,120 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of .75 years, risk free rate of interest of 1.39 percent, volatility of 76 percent and an expected dividend yield of zero.

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors, determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through June 30, 2006, the Company had granted options to both employees and non-employee consultants.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2004, and 2005 and for the six month period ended June 30, 2006 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,040,000	$0.30-$10.00	1,715,000	$0.30-$4.00	2,755,000	$0.30-$10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30-$2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	4,250	$10.00	50,000	$10.00	54,250	$10.00
Exercised	—	$—	(55,000)	$0.30-$0.50	(55,000)	$0.30-$0.50
Outstanding at June 30, 2006	1,174,750	$0.30-$10.00	1,985,500	$0.30-$10.00	3,160,250	$0.30-$10.00

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2005
Employees—Outstanding	1,170,500	$1.70	4.56	$1,989,850
Employees—Expected to Vest	104,614	$1.70	4.56	$177,844
Employees—Exercisable	1,065,886	$1.70	4.02	$1,812,006
Non-Employees—Outstanding	1,990,500	$2.50	5.26	$4,976,250
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,990,500	$2.50	5.26	$4,976,250
As of June 30, 2006
Employees—Outstanding	1,174,750	$1.73	4.32	$2,032,318
Employees—Expected to Vest	108,589	$1.73	4.32	$187,859
Employees—Exercisable	1,066,161	$1.73	4.32	$1,844,459
Non-Employees—Outstanding	1,985,500	$2.84	5.36	$5,638,820
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,985,500	$2.84	5.36	$5,638,820

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The fair value of the warrant was determined using the Black-Scholes pricing model and the value of $115,475 was recorded as a reduction of the net proceeds received in the private placement. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 5.02 percent, zero volatility and an expected dividend yield of zero. The warrants fully vested in December 2001 expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes Model. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of grant and was exercised in March 2006.

In June 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to an individual in connection with consulting services rendered. The fair value of the warrant was determined using the Black-Scholes Model and the value of $119,744 was recorded as a compensation expense in the Statement of Operations. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 0.94 percent, volatility of 76 percent and an expected dividend yield of zero. The warrant fully vested on the date of grant and expires in June 2013.

On February 16, 2005, the company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four six months commencing on the effective date of the IPO, February 11, 2005.

In April 2006, the company granted 250,000 warrants with an exercise price of $10.00 to officer director. The Company estimated the fair value of the warrants granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over a one year vesting period. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 79 percent, risk free rate of interest of 5.125% and an expected dividend yield of zero.

Warrant activity for the year ended December 31, 2005 and for the six month period ended June 30, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	0.01
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$0.69
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at June 30, 2006	1,230,882	$7.06

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$0.69

Warrants exercisable at June 30, 2006	1,043,382	$7.06

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The following table summarizes information about warrants outstanding at June 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.01	75,000	2.63	$0.01	75,000	$0.01
2.00	200,000	6.98	2.00	200,000	2.00
8.50	705,882	2.72	8.50	705,882	8.50
10.00	250,000	9.79	10.00	62,500	10.00

Total	1,230,882			1,043,382

Authorized Shares

At the Company’s 2005 Annual Meeting of Stockholders, held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares. They also authorized the board of directors at its discretion to implement a two-for-one (2:1) stock split in the Common Stock of the Company, if at all, prior to the 2006 Annual Meeting of Stockholders.

11. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0, and $200,000, respectively.

During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, for employment services in the amount of $191,538, $240,000 and $1,576,149 respectively.

During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited), and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, President and Chief Executive Officer, consulting fees in the amount of $0, $0 and $116,000 respectively.

Cardio paid commissions to GHL Financial Services Ltd. (“GHL”), in which a director is a principal and owns 4.47% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio paid GHL $5,000, $10,000, and $2,195,255 respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder, to assist in the development process of its products. During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio paid Dr. Stegmann $139,250, $290,000 and $1,279,300, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Daniel C. Montano, for consulting services. During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), consulting fees Cardio incurred were $5,000, $1,218,000 and $1,763,240, respectively.

During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $5,000, $35,000 and $236,555, respectively.

During the six months ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), Cardio contributed to the Regenerative Medicine Organization, a non profit educational organization that focuses on providing information and education to the healthcare community and the public about regenerative medicine, fees in the amount of $0, $60,000 and $60,000, respectively.

On March 15, 2006 the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California limited partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. (See note 13).

12. INCOME TAXES

Significant components of the provision for income taxes for the six months ended June 30, 2005 and 2006 were as follows:

June 30
	2005	2006
Current
Federal	$—	$—
State	—	—
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$—	$—

At June 30, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $30,581,000 and $33,536,000, respectively, as compared to $25,700,000 at December 31, 2005, which expire through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The company also has a federal research and development credit carry forward of $172,834.

For the six months ended June 30, 2006, the Company recognized certain tax benefits in amount of $1,700,000 related to temporary differences and recorded a valuation allowance against these tax benefits of an equal amount.

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

JUNE 30, 2006

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

In November 2005, the Company entered into a five year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. For the six months ending June 30, 2005 and 2006, rent expense totaled $0 and $67,586 respectively.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
2006	$101,379
2007	208,000
2008	214,000
2009	221,000
2010	227,000
thereafter	38,000

Total	$1,009,379

The company bills related parties approximately $6,000 per month for use of space.

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

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month that will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10 th ) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from March 15, 2006 to the Expiration Date of the Lease Agreement;

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

and (b) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of Additional Rent. Any amount of Guaranty Fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

For the six month period ended June 30, 2006 the company earned $6,360 of Guaranty Fees from Phage Biotechnology Corp.

Phage is an affiliated private Biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of Cardio Vascu-Grow™.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,787,324 as of June 30, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. For the periods ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), consulting fees related to the various agreements were $209,581, $366,998 and $1,692,117 respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 six months.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with TouchStone Research, Inc., (formally “Clinical Cardiovascular Research, L.L.C.”). TouchStone Research is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone Research assists Cardio in conducting FDA-authorized clinical trials. Service fees for the year ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $525,853, $1,003,461, and $3,986,756, respectively. The agreement is on going as of June 30, 2006.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the Company’s products. Service fees for the period ended June 30, 2005 (unaudited) and 2006 (unaudited), and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $0, $0, and $370,100 respectively. The principal in this company owns 18.25% of Phage, the Company affiliated manufacturer. This agreement is now complete.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for year ended June 30, 2005 (unaudited) and, 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $0, $0 and $431,698, respectively. This agreement is now complete.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biological, and medical devices. Service fees for the period ended June 30, 2005 (unaudited), 2006 (unaudited), and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $0, $447,540 and $627,599, respectively. The agreement is on going as of June 30, 2006.

In June 2004, the Company entered into a contract with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow ™ by catheter procedures. Service fees for the six month period ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $24,788, $18,534 and $68,126, respectively.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Cost for the year for the six month period ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $570,000, $1,460,000 and $2,593,000 respectively.

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has not run. For those note holders that elected to convert to common stock and who have not sold that stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such note holders converted. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of the common stock would likely have to decrease below its current level before a former note holder had a significant economic reason to pursue any potential rescission rights. All of the notes have been either converted into common stock or repaid in full.

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

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application which must be approved before clinical trials in humans may begin. Typically, clinical evaluation involves a time consuming and costly six-phase process.

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

The Company’s current FDA approved trials in heart patients combine the safety elements of a Phase I trial with the dosage elements of a Phase II clinical trial, including measuring clinical outcomes at different dosages of the drug in the target patient population, which is no-option heart patients. Upon completion of the Phase I trial, the Company will notify the FDA of the safety results obtained from this study and plans to commence its Phase II trials in a larger population of no-option heart patients.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The Company received notification from the FDA that it may proceed in clinical testing of Cardio Vascu-Grow™ in a second medical indication, diabetic wound healing. A Phase I study has been authorized that will test the safety of Cardio Vascu-Grow™ after topical administration to diabetic ulcers and venous stasis wounds.

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

We have never generated revenues. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the FDA approves one of our drug candidates and we begin marketing it. We expect to continue to invest significant amounts on the development of our drug candidates. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of Cardio Vascu-Grow™ and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We classify our research and development into two major classifications: pre-clinical and clinical. Preclinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA Investigational New Drug (“IND”) submissions, the FDA-authorized trials, and the FDA approval process for commercialization. Research and development expenses represent costs incurred for preclinical and clinical activities. We outsource our clinical trials and our manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

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

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities and through June 30, 2006 have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for Cardio Vascu-Grow™, subject to receiving required regulatory approvals. We expect these expenses to be material.

Market Opportunity

According to the American Heart Association 2006 Update, blockage of coronary arteries resulting in severe damage to the heart is the number one cause of death in the United States. The American Heart Association 2006 Update indicates that nearly 38% of all deaths in the United States were caused by cardiovascular disease, with over half of these deaths due to coronary artery disease. We are now working with a team of experienced drug development scientists and business professionals to confirm the medical benefit of our drug candidate for No Option Heart Patients, with the active ingredient, Cardio Vascu-Grow™ , in FDA authorized Phase I clinical trials which we commenced in November 2003. Presently, it is anticipated that we will be responsible for the registration of Cardio Vascu-Grow™ for sale in the United States and eventually, if approved, we will also handle the sale and distribution of Cardio Vascu-Grow™ in the rest of North America, Europe and Japan. In the remaining international marketplaces, if approved, we anticipate selling our drug through affiliated or unrelated regional distributors.

The market for wound healing includes diabetic, bedridden and elderly patients that suffer from wounds, open sores and diabetic ulcers. According to the US Healthcare Finance Administration, approximately 2.5 to 3.0 million patients a year suffer from these maladies. Annual treatment costs in the United States alone are in the range of $5-7 Billion. Our IND Application to the U.S. FDA has been allowed and the FDA has authorized us to commence a Phase I clinical trial in diabetic patients who have foot ulcers and/or open leg wounds.

Peripheral Artery Disease (PAD) is a disease in which the arteries of the leg become blocked, leading, in many cases, to intense pain and suffering for these patients. The active ingredient in the Company’s drug candidate for PAD is Cardio Vascu-Grow™ and it has proven to be a potent stimulator for growing new blood vessels in affected areas of the legs of rabbits, thereby providing blood perfusion to the leg. In its most severe form, PAD can lead to extensive tissue loss and gangrene, which for many patients results in amputation of the limb. Though many therapies are being developed to treat PAD, there are an increasing number of limb amputations in such patients, many of whom suffer from diabetes. According to the American Heart Association’s 2006 report, there are 8 million Americans suffering from this malady.

Stroke is the third leading cause of death in the United States. The American Heart Association reports each year about 700,000 people experience a new or recurrent stroke in the U.S. The cost to treat and care for the nearly 5.5 million stroke patients in the United States was nearly $57.9 Billion in 2006. We have completed stroke recovery studies in animals, which indicate and confirm that our Stroke Recovery drug candidate could significantly reduce the volume of stroke in animals.

Scientific Overview

Cardio Vascu-Grow™, the active ingredient in our drug candidates, is a protein, and is a member of the fibroblast growth factor family. Fibroblast growth factor-1, or FGF-1, is a powerful stimulator of new blood vessel growth, a process referred to in the scientific community as “angiogenesis.” This is due to the fact that FGF-1 stimulates the growth and multiplication of the two main cell types of blood vessels, smooth muscle cells and endothelial cells. Extensive work by us and others has shown that, when FGF-1 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. Proteins such as Cardio Vascu-Grow™ represent a novel way to circumvent clogged arteries in patients with heart disease.

The first clinical study performed by our co-founder, Dr. Thomas Stegmann, from 1995 to 1997 in Fulda, Germany. Cardio Vascu-Grow™ was injected directly into the wall of the heart of 20 patients with coronary artery disease. These patients were also receiving a coronary by-pass procedure on another affected artery. A control group of 20 patients received by-pass surgery alone. The patients treated with Cardio Vascu-Grow™ showed a significant increase in localized blood vessel growth at the site of injection, and importantly, these vessels persisted when examined at a three year follow-up examination. The blood vessel growth determined to be statistically significant over controls at both six months (P-value less than 0.005) and three years (P-value less than 0.005) following injection of Cardio Vascu-Grow™.

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

The amount of blood vessel growth in the heart muscle was determined by angiograms wherein a dye was injected into the affected areas. New blood vessel growth was measured through digital photographic analysis of the dyed areas, a process referred to in the scientific research community as the mean gray value, or gray value, analysis. The gray value measurements for the heart muscles injected with Cardio Vascu-Grow™, and the control group which did not receive the injections, at six months after surgery and three years after surgery were as follows:

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

A limitation of the first clinical study was the difficulty in determining medical benefits due to the bypass surgery versus Cardio Vascu-Grow™, were administered at the same time. Due to those limitations, a second clinical study of 20 patients was performed from 1998 through 1999, where Cardio Vascu-Grow™ injection were used as the sole therapy. There was no control group in this study for ethical reasons, as administration of the placebo would have required surgery. The results obtained from the second study demonstrated:

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

Although both clinical studies in Germany reached their clinical endpoints, and no significant adverse safety events attributable to the drug were observed, such studies were done with a limited population. While the results were encouraging in these earlier studies, there is no assurance that they will be replicated in our FDA authorized trials, or, even if replicated, that the FDA will approve our No Option Heart Patient drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, for commercial use. The results of these German studies were published in peer reviewed cardiology journals.

Research and Development

Our research and development is focused on developing new drug candidates in which Cardio Vascu-Grow™ is the active ingredient for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. We conduct research to identify and evaluate medical indications that may benefit from our protein active ingredient, Cardio Vascu-Grow™. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. Each of our drug candidates follows a similar development pathway. Our first step is animal studies. We look for the correct biological response of our protein active ingredient, Cardio Vascu-Grow™ in animal models of cardiovascular disease. We also do toxicity studies where we will look for any expected or unexpected side effects of our products compared to similar products on the market, if such products exist. We will then initiate our clinical development program which will commence with the submission of an IND application to the U.S. FDA. If approved, it will allow us to begin our human studies. With each protein product in development, we agree with the FDA on a case-by-case basis the extent of clinical testing we must perform.

As of July 21, 2006, we had two scientist employees, sixteen scientists under contract with our contract manufacturer, a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing preclinical testing, researching other medical uses of Cardio Vascu-Grow™ and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of Cardio Vascu-Grow™ used in the clinical trials meets the specifications required by the FDA.

We incurred research and development costs for the six month periods ended June 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), of $1,195,114, $3,201,482 and $12,678,995 respectively.

Our clinical research and development projects include:

Clinical Development

No Option Heart Patients. As of June 30, 2006, we have completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers that were managed by our contract clinical research organization. To date, we have received no reports of significant, unexpected adverse events attributable to our drug candidate, Cardio Vascu-Grow™. It should be stressed that no-option heart patients are very sick patients, and it is common to see deaths in clinical trials involving this group of patients because of their underlying disease.

We are currently collecting clinical testing data from the 6 and 12 week follow-up visits on our patients who were treated in our Phase I clinical trial. When this data is compiled, we will then file a report with the FDA listing any adverse events or other safety issues observed in this trial. We have initiated the development of a clinical protocol for our next Phase II study, where we will test our drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of our clinical trials, we now estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2009.

We spent $1,248,736 and $1,293,008 for the six month periods ended June 30, 2005 and 2006 and $6,364,813 since our inception on our No Option Heart Patient drug candidate. We estimate spending over $30,000,000 over the next three years on the No Option Heart Patient indication.

Wound Healing. During the six month period ended June 30, 2006, an IND application was submitted to and authorized by the FDA to conduct clinical testing of our Wound Healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient in patients with diabetic foot ulcers or venous stasis leg wounds. This is a Phase I study in which eight patients will receive either a low or high dose application of our Wound Healing drug candidate. The trial will be conducted at two sites located in the Pittsburg, PA area. We anticipate the first dosing group to be completed in the third quarter of 2006. Previously, we completed animal studies that demonstrated that our Wound Healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our Wound Healing drug candidate was absorbed into the blood stream after topical application to the wound surface. These studies were submitted as part of our IND application to the FDA.

We spent $139,272 and $184,954 and for the six month periods ended June 30, 2005 and 2006 and $381,435 since our inception in 2005 of the Wound Healing program conducting our pre-clinical studies to support the IND submission. We estimate spending over $10,700,000 over the next three years on clinical trials for the Wound Healing indication.

Pre-Clinical Development

Peripheral Artery Disease. Lower extremity Peripheral Artery Disease (PAD) occurs in the blood vessels of the legs and feet. PAD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PAD of the lower extremities is a major cause of diminished ability to walk and advanced cases can lead to leg amputation. PAD in the U.S. affects about 8 million patients, with hospitalization of about 250,000 patients annually. An area of research we are exploring is growing new blood vessels with a PAD drug candidate in which Cardio Vascu-Grow™ is the active ingredient that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We are collaborating with a research institute that has conducted two animal efficacy studies for us at a cost of $120,000. Injections of our PAD drug candidate in which Cardio Vascu-Grow™ is the active ingredient were given 3 times a week for a 2-week period into the ischemic leg. Results from these studies demonstrated that our PAD drug candidate in which Cardio Vascu-Grow™ is the active ingredient caused a statistically significant increase in new blood vessel formation and iliac blood flow in the legs of the treated animals. Toxicity studies to support an IND application to the U.S. FDA have been completed, at a cost of approximately $63,000. In addition, a clinical protocol for a PAD Phase I study in diabetic patients has been prepared at a cost of $100,000.

We spent $19,260 and $110,000 for the six month periods ended June 30, 2005 and 2006 and $255,953 since our inception of the PAD program in 2005, in our pre-clinical trials to support an IND submission for this indication to the FDA, which we anticipate will be submitted in the 3rd quarter of 2006. If our IND is approved, we currently estimate spending over $11,000,000 over the next three years on clinical trials for the PAD indication if, in our opinion, the results of our pre-clinical studies continue to warrant progressing this drug candidate.

Stroke. According to the American Heart Association 2006 Update, stroke is the third leading cause of death in the United States behind cardiovascular disease and cancer. Those who survive a stroke almost always live with some diminished capacity. Animal studies conducted by J.L. Ellsworth and associated persons, reported in the 2003 edition of Journal of Cerebral Blood Flow & Metabolism published by Lippincott Williams & Wilkens, Inc., have shown the potential of growth factor therapy in limiting the severity of brain damage after a stroke. A stroke is characterized by an area of the brain where the brain cells are dead and cannot grow back. However, surrounding this area of dead cells is an area of damaged living cells that are capable of being restored if an increased blood supply can be provided. This is our initial target area for treatment with our Stroke drug candidate in which Cardio Vascu-Grow™ is the active ingredient.

Three animal studies for stroke have been completed, and these studies indicated and confirmed that our Stroke drug candidate in which Cardio Vascu-Grow™ is the active ingredient could significantly reduce the volume of stroke in the animals. The studies also indicated that the drug could be administered up to 8 hours after the onset of stroke, and still reduce the volume of stroke in the animals. Most stroke patients do not arrive to the hospital until 3 to 6 hours after stroke symptoms, and thus, our Stroke drug candidate in which Cardio Vascu-Grow™ is the active ingredient has the potential to still be effective in this 3 to 6 hour timeframe.

A second focus of our Stroke program is in the area of Stroke Recovery, where we are analyzing whether our drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, can diminish the area of a stroke when administered days or weeks after the stroke has occurred. In this setting we will examine whether Cardio Vascu-Grow™ can repopulate the stroke area in the brain with new nerve cells, a process termed neurogenesis. We have initiated animal studies in the stroke recovery area, and expect results to be obtained in the 3rd quarter of 2006 from our contract research organization which is conducting this study.

We have incurred total costs of $44,000 and $30,000 during the six month periods ended June 30, 2005 and 2006 and $89,000 since the inception of the stroke program, in our pre-clinical studies. We estimate spending over $11,000,000 over the next three years on pre-clinical and clinical studies for the Stroke indication if, in our opinion, the results of our pre-clinical studies continue to warrant progressing this drug candidate.

Chronic Back Pain and Lumbar Ischemia. Chronic back pain, has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. European medical researchers have speculated that chronic back pain resulting from blockage of blood vessels in the lower back precedes the blockage of coronary arteries in the heart by ten years. In April we signed a collaborative research and development agreement with the global clinical contract research organization, bioRASI, which is a part of The Russian Academy of Science. We are planning to participate in a proof of concept clinical trial in Eastern Europe in 2006 to test whether our Lumbar Ischemia drug candidate in which

Cardio Vascu-Grow™ is the active ingredient can successfully treat chronic back pain. We have completed animal toxicity studies to support the safety of our product for this proof of concept clinical trial. If the results of the proof of concept clinical trial are positive, we plan to then file an IND application with the U.S. FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

We have incurred total costs of $0 and $420,341 during the six month periods ended June 30, 2005 and 2006 and $ 429,024 since the inception in 2005 of the lumbar ischemia program. in our pre-clinical studies. We anticipate spending over $10,000,000 over the next three years on pre-clinical and clinical studies for the Lumbar Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

Research

We are continuing our research to identify and evaluate medical indications in our pipeline that may benefit from our protein active ingredient, Cardio Vascu-Grow ™. The results of our research in addition to our evaluation of the market place potential warrant, our potential new drug candidates currently in research may graduate from research to development.

We are continuing our research activities for indications in the heart with Adjunct to Bypass Surgery, Diffuse Heart disease, and Catheter Based Delivery. In the area of wound healing, we are continuing our research in Bed Sores, Anastomoses and Surgical Incisions. In the nerve tissue area we are continuing our research in Diabetic Neuropathy and Acute Ischemic Stroke. In the digestive system area, we are continuing our research in Intestinal Ischemia, Pancreatitis and Inflammatory Bowel Disease. In the area of bone and connective tissue, we are continuing our research in Bone Repair, Cartilage Repair, and Avascular Necrosis. Lastly, we are continuing our research in Kidney Ischemia.

Business Strategy

Business Opportunity

According to the AHA Heart Disease and Stroke Statistics—2006 Update, $257 billion dollars are estimated to spend in the US on direct health care costs treating and caring for patients with cardiovascular diseases and stroke in 2006. Of this total, $50 billion is expected to be spent on medical durables in 2006. Additionally, the cost in the US of lost productivity and morbidity of patients with cardiovascular diseases and stroke is estimated in this report to total $146 billion in 2006. This totals an estimated $403 billion of direct and indirect costs in the US associated with cardiovascular diseases and stroke in 2006. The prevalence and cost of cardiovascular disease and stroke in the US is growing and far exceeds that of cancer and HIV. We believe there is a significant and growing business opportunity for new drugs that can address cardiovascular diseases and stroke.

We will focus first on the growth of new blood vessels in patients with coronary heart disease. According to the AHA Heart Disease and Stroke Statistics—2006 Update, over $142.5 billion per year in drug costs is spent on treating coronary heart diseases. Traditional treatments include open heart by-pass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stents into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, we believe that treatment with our No Option Heart Patient drug candidate in which Cardio Vascu-Grow™ is the active ingredient can lower the overall cost of treating coronary heart disease. This analysis reinforces our decision to make the treatment of coronary heart disease the first market for development.

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

Our specific goals for 2006 relative to advancing our product development pipeline are as follows:

•	Complete Phase I, of the “No Option Heart Patient’s” trial.

•	Initiate and complete the Wound healing Phase I trial.

•	Obtain FDA authorization and begin and complete the Peripheral Artery Disease (PAD) Phase I trial.

•	Obtain FDA authorization and begin Phase II in the “No Option Heart Patients” trial.

•	Begin the Proof of Concept trial for Lumbar Ischemia.

•	Conduct research to understand whether Cardio Vascu-Grow™ can trigger the growth of new beta cells for insulin production in diabetics.

•	Obtain FDA authorization and begin our Phase II Wound Healing Trial.

•	Conclude our research to understand whether Cardio Vascu-Grow™ may be a realistic therapy for stroke recovery and intestinal ischemia.

•	Conduct research to understand whether Cardio Vascu-Grow™ can trigger myogenesis (growing new heart muscle tissue) in the heart.

Our specific goals for 2006 relative to advancing our financial stability are as follows:

•	Complete a new financing sufficient to fund us at least through the first quarter of 2007.

•	Have our shares listed on an exchange.

•	Increase the awareness about our Company in the general public and the investing public, with institutional investors, the medical community, and with payers.

•	Explore opportunities for a collaborative research and business relationship with a medical imaging company.

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

Specific Marketing and Sales Plan for our drug candidate for No Option Heart Patients. We will market our drug candidate for No Option Heart Patients to the patient community through targeted advertising efforts. Likewise, we will target members of the medical profession who specialize in heart disease. Most of our marketing campaign will involve raising customer awareness in patients, doctors and payers. A person with a heart problem does not have to be sold hard to save his or her life; he or she simply needs to be aware the treatment exists. Our marketing strategy will be based upon the premise that the four customer groups: payers, hospitals, doctors and patients have different senses of urgency. These factors influence desire to adopt and time for adoption by a given customer group. If our drug candidate for No Option Heart Patients delivers the benefits we hope to demonstrate, patients’ desire to either live or enjoy an improved quality of life should exert significant demand on doctors and hospitals to provide our drug candidate for No Option Heart Patients and procedure. If our drug candidate for No Option Heart Patients delivers the benefits we hope to demonstrate, and if the results of the benefits of the drug include a decrease in the need for, and cost of, repeat angiograms and subsequent treatment for recurrent angina, we then believe the cost savings to payers may exceed the cost of the drug. Then, payers’ desires to save costs and/or improve profits should exert demand on hospitals and doctors to provide our drug candidate for No Option Heart Patients and procedure. Accordingly, we intend to market our product by creating demand from payers and patients and acceptance from hospitals and doctors.

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

For details about our contract with Phage to develop and manufacture Cardio Vascu-Grow™, see Item 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

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

Competition

Currently, we are not aware of anyone injecting a fibroblast growth factor protein into the wall of the heart to stimulate the growth of new blood vessels in no-option heart patients. There are a number of companies which are pursuing a gene-therapy based approach. Mytogen, Inc. acquired from GenVec, Inc. the rights to a gene therapy agent know as “Bio-bypass” and is currently conducting a Phase II trial in 126 patients in Europe. Results from this trial have not been announced. Boston Scientific Corporation, a maker of catheters, and Corautus Genetics Inc. disclosed last year that they have entered into an alliance to develop a gene therapy technology to treat coronary artery disease in which the gene will be delivered via a catheter. No efficacy results for this approach have yet been made public, however in March 2006 the FDA placed this clinical trial on hold due to reported serious adverse events. We are also aware of several commercial firms active in pre-clinical research in regenerating blood flow to the heart. We believe most of this research involves gene therapy which may involve more patient risk, as no gene therapy has been approved by the FDA. Other companies, including Aventis and Corautus Genetics, have clinical programs aimed at growing new blood vessels in the legs of diabetics, again, are using a gene-therapy approach. In the area of wound healing, Genentech, Inc. is performing a Phase II trial in diabetic wound healing, evaluating the protein growth factor vascular endothelial cell growth factor (“VEGF”). In addition, Johnson & Johnson has a marketed growth factor product with the name Regranex ®. See also “Risk Factors—Risks Related to the Company— Competition and technological change may make our products and technology less attractive or obsolete.”

Patents and Proprietary Technology

Pursuant to an ownership and license agreement with Phage, we and Phage each have an undivided half ownership interest in the U.S. and foreign patent rights necessary to develop and commercialize drug products containing the active ingredient Cardio Vascu-Grow™ . All patent rights were owned by Phage prior to the agreement. In consideration of Phage’s assignment to us of a half ownership interest in the patent rights, we agreed to pay Phage for technical development services related to the manufacture of Cardio Vascu-Grow™ and the formulation of the drug candidates, and to either purchase the drug candidates from Phage for 10% of the net sales price or pay Phage a royalty of 6% of our net sales price if we obtain the drug candidates from any other source.

We entered into this joint ownership arrangement in order to protect us from any issues arising from research that may be conducted by Phage on our behalf that could have possible adverse affects on patentability of findings from this research. Under U.S. Patent Law, common ownership of patents and patent applications covering related developing technologies provides potential advantages related to patentability of inventions. For example, prior art developed by Phage related to methods of producing proteins other than Cardio Vascu-Grow™ cannot render obvious (un-patentable) our patent claims related to methods of making and using Cardio Vascu-Grow™ , where the subject matter is commonly owned.

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

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of a new drug application (NDA), or a biologics licensing application (BLA) for approval to commence commercial sales. Currently, all current and planned drug candidates in which Cardio Vascu-Grow™ is the active ingredient are designated as a biologics and will be required to file a BLA, which has, as one of its approval components, an FDA inspection of the manufacturing facility producing the biologic. Following review of the clinical data and the facility inspection, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

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

Critical Accounting Policies and Estimates

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

The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Valuation of Derivative Instruments. FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses Black-Scholes Model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.

Research and Development Costs. We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred.

Development Stage Enterprise. The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2006 (unaudited), the Company has accumulated a deficit of $35,677,065. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Employees and Other Personnel

As of July 21, 2006, we had a total of nineteen employees, seventeen of whom were full-time. Two of the seventeen full-time employees are in research and development, and fifteen are in operations and administration. We had total of twenty independent contractors or subcontractor personnel with sixteen people in research and development, including clinical development and four people in operation and administration. None of our employees are represented by a labor union, and we believe our employee relations are good.

Results of Operations

Six months Ended June 30, 2006 and 2005

Our activities during the six month period ended June 30, 2006 consisted almost entirely of research and development and general corporate activities to support our FDA clinical trials. Research and development expenses increased 168% from $1,195,114 to $3,201,482 for the six months ended June 30, 2005 and 2006 respectively. Our “no option heart” study is now complete and we are compiling the data for submission to the FDA. We have been preparing for our other human trials in wound healing, lumbar ischemia, peripheral vascular disease and “no option heart” Phase II.

The increase of $2,006,368 is due to increased clinical costs of $787,000, salaries and benefits of employees of $892,000, and operating expenses of $273,000 as we continue to add resources to this function.

	For the Six months Ended June 30,
	2005	2006	$ Change	% Change
Research and development (a)	$1,195,114	$3,201,482	$2,006,368	168%

(a)	Includes $224,231 and $806,454 paid to Phage Biotechnology Corporation

General and administrative expenses increased 76% from $3,214,249 to $5,650,905 for the six months ended June 30, 2005 and 2006, respectively. The increase of $2,436,656 is as a result of a substantial increase in our marketing expenses of $1,022,000 as we became more active in our corporate development activities. Our other increases in administrative expenses relate to the relocation of our corporate office to Las Vegas and the addition of new staff resulting in an increase in staff salaries of $248,000 computer expenses of $260,000, travel expenses of $139,000, and professional fees of $103,000, contributions to our new non-profit organization of $60,000, and Rent expenses of $69,000. In addition we incurred an increase of $428,000 in officer’s compensation and D&O insurance of $100,000.

	For the Six months Ended June 30,
	2005	2006	$ Change	% Change
General and administrative (b)	$3,214,249	$5,650,905	$2,436,656	76%

(b)	Includes $77,747 and $96,141 paid to Phage Biotechnology Corporation

Interest income increased to $398,944 from $123,254 for the six months ended June 30, 2006 and 2005, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of the convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Six months Ended June 30,
	2005	2006	$ Change	% Change
Interest income	$123,254	$398,944	$275,690	224%

Interest expense increased 17% to $1,813,251 from $1,551,946 for the six months ended June 30, 2006 and 2005, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly, and includes non-cash charges to interest expense for amortization of deferred financing costs of $143,797 and amortization of discount for the fair value of derivatives of $979,527 aggregating $1,123,324 of interest expense from amortization. The 2005 interest charge includes similar non-cash charges of $712,461 related to charging off the unamortized deferred debt financing costs, and $710,001 of unamortized debt discount.

	For the Six months Ended June 30,
	2005	2006	$ Change	% Change
Interest expense	$1,551,946	$1,813,251	$261,305	17%

Adjustments to fair value of derivatives arose in the period ended June 30, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivate features in the warrants. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of June 30, 2006 resulted in a non-cash income item to the statement of operations of $3,746,807.

	For the Six months Ended June 30,
	2005	2006	$ Changes	% Changes
Adjustments to fair value of derivatives	$—	3,746,807	3,746,807	100%

Three months Ended June 30, 2006 and 2005

Our activities during the three month period ended June 30, 2006 consisted almost entirely of research and development and general corporate activities to support our FDA clinical trials. Research and development expenses increased 121% from $782,397 to $1,731,784 for the three months ended June 30, 2005 and 2006 respectively. Our “no option heart” study is now complete and we are compiling the data for submission to the FDA. We have been preparing for our other human trials in wound healing, lumbar ischemia, peripheral vascular disease and ‘no option heart” Phase II.

The increase of $949,000 is due to increased clinical costs of $387,000, salaries and benefits of employees of $272,000, and operating expenses of $290,000 as we continue to add resources to this function.

	For the Three months Ended June 30,
	2005	2006	$ Change	% Change
Research and development (a)	782,397	1,731,784	949,387	121%

(a)	Includes $126,695 and $480,249 paid to Phage Biotechnology Corporation

General and administrative expenses increased 60% from $1,866,707 to $2,992,262 for the three months ended June 30, 2005 and 2006, respectively. The increase of $1,125,555 is related to the relocation of our corporate office to Las Vegas office and the addition of new staff resulting in an increase in staff salaries of $118,000 computer expenses of $108,000, travel expenses of $189,000, professional fees of $77,000, contributions to our new non-profit organization of $60,000, advertising expenses of $56,000, hosting conferences of $57,000, and rent expenses of $36,000. In addition we incurred an increase of $341,000 in officer’s compensation, and D&O insurance of $49,000.

	For the Three months Ended June 30,
	2005	2006	$ Change	% Change
General and administrative (b)	$1,866,707	2,992,262	1,125,555	60%

(b)	Includes $36,652 and $41,110 paid to Phage Biotechnology Corporation

Interest income increased to $306,825 from $76,215 for the three months ended June 30, 2006 and 2005, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of the convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Three months Ended June 30,
	2005	2006	$ Change	% Change
Interest income	$76,215	306,825	230,610	303%

Interest expense increased to $1,609,347 from none for the three months ended June 30, 2006 and 2005, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly, and includes non-cash charges to interest expense for amortization of deferred financing costs of $129,417 and amortization of discount for the fair value of derivatives of $881,574 aggregating $1,010,991 of interest expense from amortization.

	For the Three months Ended June 30,
	2005		2006	$ Change	% Change
Interest expense	$	___	(1,609,347)	(1,609,347)	100%

Adjustments to fair value of derivatives arose in the period ended June 30, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivate features in the warrants. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of June 30, 2006 resulted in a non-cash income item to the statement of operations of $5,272,446.

	For the Three months Ended June 30,
	2005	2006	$ Changes	% Changes
Adjustments to fair value of derivatives	___	5,272,446	5,272,446	100%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes . Through June 30, 2006, we have received net proceeds of approximately $51,540,446 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through June 30, 2006.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO price, whichever is lower	4,973,958
Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO price, whichever is lower	753,667

Total net proceeds for issuance of our pre-IPO convertible notes payable	12,866,418

Net proceeds from the IPO
1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125
Option exercises
178,466 stock option exercised	109,503
Net Proceeds from private placement of secured convertible notes of $20,000,000
Senior Secured Notes with warrants to purchase 705,882 shares of Company’s common stock at $8.50 per share and notes convertible into shares of Common stock at $12 per share, net of closing fees and investment banking fees	18,447,000

Total net proceeds from financings through June 30, 2006	$51,540,446

As of June 30, 2006, we had $18,533,930 in cash, cash equivalents and short-term investments. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

On March 20, 2006, we completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses paid by us, such that we realized net proceeds in the amount of $18,447,000.

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

Income Taxes

At June 30, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $30,581,000 and $33,536,000, respectively, as compared to $25,700,000 at December 31, 2005, which expire through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The company also has a federal research and development credit carry forward of $172,834.

For the six months ended June 30, 2006, the Company recognized certain tax benefits in amount of $1,700,000 related to temporary differences and recorded a valuation allowance against these tax benefits of an equal amount.

At June 30, 2006, we had deferred tax assets representing primarily the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006, our operating activities consumed cash of $8,248,982, an increase of $2,173,675 over the six months ended June 30, 2005. Our activity level in 2006 increased dramatically over the level of activity in 2005 in both and research and development activities and our general and administrative activities because we were able to raise cash through our IPO in February 2005 the private placement of secured convertible notes in March of 2006. This liquidity allowed us to proceed with the FDA Phase l trial, add needed administrative capability and personnel, resume our marketing activities, and move forward with preparing us to be a public company.

Purchase of short term investments consumed $32,078 of cash combined with $502,544 of capital expenditures for property and equipment, resulting in $534,622 of cash consumed in investing activities for the period ended June 30, 2006, which was a increase of $504,548 over the six months ended June 30, 2005.

Financing activities generated $18,473,503 of cash during the six month ended June 30, 2006, an increase of $3,431,247 over the six months ended June 30, 2005. This increase is primarily related to proceeds from the private placement of the senior secured convertible notes payable and option exercises during the six months ended June 30, 2006 exceeding the proceeds from our IPO during the six months ended June 30, 2005.

Funding Requirements

Over the next 12 months, we expect to devote substantial resources to continue our research and development efforts and to develop our sales, marketing and manufacturing programs associated with the anticipated future commercialization and launch of our drug candidates. Our funding requirements will depend on numerous factors, including:

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

Based on historical as well as budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements until at least the first quarter of 2007, and do not expect the need to raise additional funds in the near future.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of June 30, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$20,000,000	—	$20,000,000	—	—
Operating lease obligations(b)	$1,009,379	$168,965	$422,000	$418,414	$—
(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see footnote 9).

(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, that requires monthly payments of approximately $17,900. We have one five year option to renew the lease. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. The five year lease obligation is approximately $1,060,000.

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

We have entered into an agreement with Phage and CPI, an affiliate, pursuant to which CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States and Canada, Europe, Japan, China and the Republic of Korea. Pursuant to that agreement, CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and certain indirect costs.

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

On October 24, 2001, we entered into a service agreement with a clinical research organization, TouchStone Research, Inc. (“TouchStone,” formally “Clinical Cardiovascular Research, L.L.C.”). TouchStone is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. TouchStone will assist us with the FDA approval process for its drug. TouchStone’s fees are based on negotiated rates for services plus expenses. Service fees for the six month period ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $525,853, $1,003,461, and $3,986,756, respectively.

We have signed a royalty agreement with Dr. Stegmann which provides him with a one percent royalty on net revenue from the sale of our Cardio Vascu-Grow™ products, if any, through December 31, 2013, measured quarterly and payable 90 days after quarter end.

On December 15, 2000, we entered into an agreement with KBDC for the manufacture and distribution of our products in certain areas of Asia. As a part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent of net revenues from sales in its Asian territories.

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. Service fees for the six month period ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $24,788, $18,534 and $68,126, respectively.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Cost for the year for the six month period ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $570,000, $1,460,000 and $2,593,000 respectively.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service fees for the six month period ended June 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to June 30, 2006 (unaudited), were $0, $447,540 and $627,599, respectively.

We entered into a Securities Purchase Agreement dated March 20, 2006 with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of six month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

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

Off-Balance Sheet Transactions

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. The effective duration of our portfolio is less than six months and no security has an effective duration in excess of six months. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments. We currently do not have any derivative instruments.

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

Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any litigation.

Item 1A.	Risk Factors

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $35,677,065 as of June 30, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approvals for our new drug candidates;

•	develop, formulate, manufacture and commercialize our new drug candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, administrative and sales and marketing personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We do not expect to generate revenues unless one of our drug candidates is approved, and may not be able to generate these revenues even if one is approved. We may never achieve profitability in the future.

At June 30, 2006, we had $18,533,929 in cash and short-term investments. On March 20, 2006 we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

If we continue to incur operating losses for a period longer than we anticipate, we will be unable to advance our development program and complete our clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our capital expenditures and operations through at least the first quarter of 2007 with our current resources and the net proceeds of the financing we completed in March 2006. We may need to raise additional capital sooner, however, due to a number of factors, including:

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

On March 20, 2006, we completed a private placement (the “Private Placement”) of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the our common stock (the “Securities”). We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. We may also incur cash damages if we fail to issue and deliver certificates of our common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. We may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, we may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event the holder of a note has the option to require us to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

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

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our new drug candidates and in ongoing research and product development activities. Our new drug candidates are still in research and development and we have not yet requested or received regulatory approval to commercialize any of them from the FDA or any other regulatory body. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or encounter delays in obtaining or maintaining regulatory approvals, it could adversely affect the marketing of one or all of our new drug candidates, as well as our liquidity and capital resources.

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

We have commenced treatment of patients in the planned Phase I clinical trials of our No Option Heart Patient new drug candidate. The FDA has authorized a second Phase I trial for diabetic wound healing and is scheduled to begin in the first half of 2006. Ongoing or future clinical trials may demonstrate that our new drug candidates are neither safe nor effective.

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

As of June 30, 2006, we had two scientist employees, John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and sixteen scientists under month to month contracts, including our Chief Clinical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We may be unable to attract or retain qualified scientific personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists.

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

We have a number of relationships with Phage, an affiliated company, which may create conflicts of interest. Pursuant to a joint ownership and license agreement with Phage, subject to certain contractual commitments, we own a one-half undivided interest in the U.S. and foreign patents and patent applications necessary to develop and commercialize our new drug candidates in which Cardio Vascu-Grow™ is the active ingredient. We entered this agreement to protect our ability to obtain patent protection on processes developed in conjunction with Phage, which processes might be useful to Phage in other unrelated products. Pursuant to that agreement, we also have an exclusive license to develop and commercialize new drug candidates with Cardio Vascu-Grow™ as the active ingredient. Phage provides technical development services to us, and currently is our sole supplier of Cardio Vascu-Grow™. In addition to Cardio Vascu-Grow™, Phage is currently in the process of developing other drug products that are not expected to have any relation to our proposed product or business. Notwithstanding the foregoing, nothing in our agreements precludes Phage from participating in activities competitive to ours.

Daniel C. Montano beneficially owns approximately 24.7% of our outstanding voting stock. Mr. Montano also owns 19.9% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.5% of Phage’s outstanding common stock. Additionally, certain of our officers and directors (including Daniel C. Montano, Mickael Flaa, Dr. John Jacobs, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) beneficially own or hold voting control over an aggregate of 34.20% of Phage’s outstanding common stock. Daniel C. Montano, Grant Gordon and Alexander G. Montano are among certain signatories to a Phage Controlling Stockholders Agreement which provides for an agreement to vote together.

Mr. Montano devotes as much time as necessary to our affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

John W. (Jack) Jacobs is our Chief Operating Officer and Chief Scientific Officer and serves in the same positions with Phage. He joined our board of directors upon the closing of our IPO. He devotes as much time as necessary to our affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Mickael A. Flaa is our Chief Financial Officer and serves the same role with Phage and CPI. He joined our board of directors upon the closing of our IPO. He devotes as much time as necessary to our affairs, devotes as much time as necessary to CPI’s affairs and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Such individuals owe a fiduciary duty of loyalty to us. They also owe similar fiduciary duties to Phage and CPI. However, due to their responsibilities to serve these companies, there is potential for conflicts of interest. At any particular time, the needs of Phage and/or CPI could cause one or more of these executive officers to devote such attention at the expense of devoting attention to us. In addition, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Such conflicts will be resolved by our Conflicts Resolution Committee, comprised of independent directors and directors having no affiliation with Phage or CPI. If this occurs, matters important to us could be delayed. The results of such delays are not susceptible to accurate predictions but could include, among other things, delay in the production of sufficient amounts of Cardio Vascu-Grow™ to complete our clinical trials on our preferred timetable or to meet potential commercial demands if our clinical trials are successful and we receive FDA approval to sell the drug in the U.S. Such delays potentially could increase our costs of development or reduce our ability to generate revenue. Our officers will use every effort to avoid material conflicts of interest generated by their responsibilities to Phage and CPI, but no assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects.

Our Chairman, President and CEO is a guarantor of our obligation under our senior secured notes and warrants.

On March 20, 2006, Daniel C. Montano, our Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after the FDA approves such drugs, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

Daniel C. Montano owes a fiduciary duty of loyalty to us. However, there is potential for conflicts of interest between Daniel C. Montano’s personal interests and ours whether Daniel C. Montano’s guaranty is called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects.

We may be subject to claims resulting from our guarantee of Phage leases.

We have guaranteed Phage’s obligations under its lease with the Regents of the University of California. The lease provides for monthly rent of approximately $35,500 plus shared building operating expenses through August 31, 2006. Additionally, on March 15, 2006, we guaranteed Phage’s lease obligations for a new manufacturing facility in San Diego, CA, through July 2013. The Lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month. Should Phage default on its lease obligations, we would be called on our guarantee to pay the lease payments.

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

We have entered into an agreement with our affiliated company, Phage, to manufacture our drug candidates in which Cardio Vascu-Grow™ is the active ingredient for us and to supply it to us. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents and then the agreement will expire on the date of the last patent to expire. Any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative supply. Any delay or interruption would likely lead to a delay or interruption in the production of our drug candidates and could negatively affect our operations. In addition, as part of the drug approval process, The FDA will inspect Phage prior to approval of the drug. If we obtain FDA approval for Cardio Vascu-Grow™, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of our our drug candidates and thus negatively affect our ability to generate revenues.

Governmental and third-party payers may subject any products we develop to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

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

Our profitability will depend on the market’s acceptance of our products at profitable prices which may depend upon the agreement of third party payers to reimburse. If the medical community and patients do not ultimately accept any products developed by us as being safe and effective, as well as cost effective, we may not recover our investment and our business may fail.

If we fail to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing drugs.

Fibroblast growth factor 1, or FGF-1, and derivatives are powerful stimulators of new blood vessel growth. Our intellectual property rights cover certain methods of manufacturing and using these forms, but do not cover the primary structure of the FGF-1 or derivatives, and there are other ways to manufacture FGF-1 not covered by our patents. Consequently, we may not prevent others from manufacturing FGF-1 by a different technology. Moreover, other uses of FGF-1 are not covered by our existing patents.

Our commercial success will depend in part on our success in obtaining patent protection for our key products or processes. Our patent position, like that of other biotechnology and pharmaceutical companies, is highly uncertain. One uncertainty is that the United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims made under our patent applications.

The unpredictability of the biotechnological sciences, the PTO and patent offices in other jurisdictions have often required that patent claims reciting biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection. Further, technology that is disclosed in patent applications is ordinarily published before it is patented. As a result, if we are not able to get patent protection, we will not be able to protect that technology through trade secret protection. Thus, if we fail to obtain patents having sufficient claim scope or fail to adequately protect our trade secrets, we may not be able to exclude competitors from using our products or processes.

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

Another risk regarding our ability to exclude competitors is that our issued patents or pending applications could be lost or narrowed if competitors with overlapping technologies provoke an interference proceeding (determination of “first to invent”) at the PTO. The defense and prosecution of interference proceedings are costly and time-consuming to pursue, and their outcomes are uncertain. Similarly, a third party may challenge the validity of one or more of our issued patents by presenting evidence of prior publications to the PTO and requesting reexamination of such patent(s). Thus, even if we are able to obtain patents that cover commercially significant innovations, one or more of our patents may be lost or substantially narrowed by the PTO through an interference or reexamination proceeding. Consequently, we may not be able to exclude our competitors from using our technologies.

Third party patents, or extensions of third party patents beyond their normal expiration dates, could prevent us from making, using or selling our preferred products and processes, or require us to take license(s), or require us to defend against claims of patent infringement.

We may have a limited opportunity to operate freely. Our commercial success will depend in part on our freedom to make, use and sell certain of our preferred drug products and processes. If third party patents have claims that cover any of these products or processes, then we will not be free to operate as described in our business plan, without invalidating or obtaining license(s) to such patents. We may not be successful in identifying and invalidating prior claims of invention. Similarly, a license may be unavailable or prohibitively expensive. In either case, we may have to redesign our products or processes. Such redesign efforts may take significant time and money, and such redesign efforts may fail to yield scientifically, clinically or commercially feasible options. If we are unable to develop products or processes that lie outside the scope of the third party’s patent claims, and we continue to operate, then we may face claims of patent infringement, wherein the third party may seek to enjoin us from continuing to operate within our claim scope and seek monetary compensation for commercial damages resulting from our infringing activity.

The biotechnology and pharmaceutical industries have been characterized by extensive patent litigation and companies have deployed intellectual property litigation to gain a competitive advantage.

The defense of patent infringement suits is costly and time-consuming and outcomes are uncertain. An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of our products or processes, then we may lack freedom to operate in accordance with our business plan. Among such patents are various patents owned by third parties that cover the manufacture, sale and use of various forms of FGF-1.

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

The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products or withdrawal of our products from the market even if previously approved;

•	injury to our reputation and significant media attention;

•	withdrawal of clinical trial volunteers;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.

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

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases our new drug candidates target. All potential competitors that we know about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics, Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public, however in March 2006, the FDA placed the clinical trial of Boston Scientific Corporation and Corautus Genetics, Inc. on hold due to reported serious adverse events. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

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

Our common stock has a limited trading history and we expect that the price of our common stock will fluctuate substantially.

Our common stock started trading on the Over-the-Counter Bulletin Board (OTCBB) on March 10, 2005. Prior to then, there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. A number of factors may affect the market price of our common stock including, but not limited to:

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

If any of the risks described in this Risk Factors section occurs, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits, which, even if unsuccessful, would be costly to defend and a distraction to management.

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

Our officers, directors and principal stockholders together control approximately 79.74% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Our management has broad discretion as to the application of the net proceeds of our IPO and our more recent sale of senior secured debt. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Moreover, our management may use the net proceeds for corporate purposes that may not increase our profitability or our market value.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give noteholders a right to rescind their purchases.

Commencing in 2001 and ending in August 2004, we sold three series of convertible notes, each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. We made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty because we did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. For those noteholders that elected to convert to common stock and who have not sold that stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. If the sales to noteholders that have converted to common stock had to be rescinded, our total potential liability could be $14,892,200 plus interest. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of our common stock would likely have to decrease below its current level before a former noteholder had a significant economic reason to pursue any potential rescission rights.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules the SEC subsequently implemented, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to continue to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our securities are quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Our common stock is quoted for trading on the OTC BB. Our ability to have a liquid trading market develop for our common stock will be diminished if our common stock is not approved for quotation on a national exchange.

If our common stock becomes subject to the SEC’s penny stock rules, our stockholders may find it difficult to sell their stock.

If the trading price of our common stock is below $5.00 per share, our common stock will become subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Private Placement

On March 20, 2006, we completed the private placement of $20,000,000 of senior secured notes with warrants to purchase 705,882 shares of our common stock (the “Private Placement”).

Net proceeds received by the Company in connection with the Private Placement are being held in an interest bearing money market account. The Company plans to use the net proceeds at such time as needed when the IPO proceeds have been exhausted for funding pre-clinical and clinical trials and for general and administrative activities.

Use of Proceeds from IPO

The Company has expended approximately $15,693,125 of the IPO proceeds of which approximately $6,036,000 was expended for funding preclinical and clinical trials and $9,565,000 for general and administrative activities. The Company has also expended approximately $91,500 for interest on the Senior Secured Promethean notes out of the IPO proceeds.

Use of Proceeds from Private Placement

The Company has expended approximately $232,000 of the proceeds from the Senior Promethean notes of which approximately $90,000 was expended for funding preclinical trials and $142,000 for general and administrative activities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

CardioVascular BioTherapeutics, Inc. (the “Corporation”) held its Annual Meeting of Stockholders on May 22, 2006. A Definitive Notice and Proxy Statement was filed with the Securities and Exchange Commission on April 14, 2006 and sent to all stockholders of record as of March 31, 2006. There were two proposals on the ballot that were passed by the stockholders: 1) Re-election of the members of the Corporation’s Board of Directors; and 2) Ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the independent registered public accounting firm of the Corporation for the fiscal year ending December 31, 2006.

The results were as follows:

There were present in person or by proxy at said meeting 114,281,801 stockholder shares having voting rights, representing 92.17% of the total number of shares with voting rights outstanding and entitled to be voted at the meeting, representing a quorum.

1) Election of Directors:

Directors	For	Against	Abstain
Daniel C. Montano	114,256,366	0	25,435

John W. Jacobs	114,263,866	0	17,935

Mickael A. Flaa	114,263,866	0	17,935

Thomas Stegmann	114,262,866	0	18,935

Wolfgang Priemer	114,262,566	0	19,235

Alexander G. Montano	114,243,041	0	38,760

Thomas L. Ingram	114,267,891	0	13,910

Robert Levin	114,267,591	0	14,210

Gary Abromovitz	114,266,891	0	14,910

Joong Ki Baik	114,262,916	0	18,885

Grant Gordon	114,263,391	0	18,410

2) Ratification of Appointment of Singer Lewak Greenbaum & Goldstein LLP:

For	Against	Abstain
114,261,846	14,800	5,155

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

August 4, 2006	By:	/s/ Mickael A. Flaa
Mickael A. Flaa
Vice President, Chief Financial Officer and Treasurer