Form 10-Q
period 2006-09-30
CardioVascular BioTherapeutics, Inc.
filed 2006-11-06
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 124,653,737 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

		Page
Part I - Financial Information		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2005 and September 30, 2006 (Unaudited)	3
	Statements of Operations (Unaudited) for the Nine Months and Three Months Ended September 30, 2005 and 2006 and for the period from March 11, 1998 (inception) to September 30, 2006	4
	Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to September 30, 2006	5
	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and 2006 and for the period from March 11, 1998 (inception) to September 30, 2006	7
	Notes to Unaudited Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
Part II - Other Information

Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Submission of Matters to a Vote of Security Holders	70
Item 5.	Other Information	71
Item 6.	Exhibits	71
SIGNATURES		72
EX-31.1
EX-31.2
EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2005 AND SEPTEMBER 30, 2006 (UNAUDITED)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674,590	$12,864,076
Short-term investments	137,363	170,895
Due from an affiliate	1,407	64,719
Prepaid and other current assets	449,281	2,030,298

Total current assets	9,262,641	15,129,988
Property and equipment, net of accumulated depreciation	199,123	685,266
Deferred financing cost, net of amortization,	—	1,374,788
Other assets	26,750	78,655

Total assets	$9,488,514	$17,268,697

LIABILITIES
Current Liabilities:
Accrued interest payable	$434	$618,986
Due to an affiliate	—	8,033
Accounts payable	173,763	524,605
Accrued payroll and payroll taxes	125,430	102,109
Accrued Rent	—	79,148

Total current liabilities	299,627	1,332,881

Convertible notes payable and embedded derivatives	—	12,730,855

Total liabilities	299,627	14,063,736

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; no shares outstanding at December 31, 2005 and September 30, 2006, respectively	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,899,598 and 124,336,234 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	123,899	124,336
Committed common stock	—	28
Additional paid-in capital	38,222,166	39,824,417
Deficit accumulated during the development stage	(29,157,178)	(36,743,820)

Total stockholders’ equity	9,188,887	3,204,961

Total liabilities and stockholders’ equity	$9,488,514	$17,268,697

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE NINE MONTHS AND THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Nine Months Ended September 30,		Three Months Ended September 30,		For the Period from March 11, 1998 (inception) to September 30, 2006
	2005	2006	2005	2006
Operating expenses:
Research and development (a)	$2,266,631	$4,756,693	$1,071,517	$1,555,211	$14,234,206
Selling, general and administrative (b)	6,577,642	8,801,457	3,363,393	3,150,552	23,331,244

Total operating expenses	8,844,273	13,558,150	4,434,910	4,705,763	37,565,450

Operating loss	$(8,844,273)	(13,558,150)	$(4,434,910)	$(4,705,763)	$(37,565,450)
Other income (expenses)
Interest income	209,255	604,774	86,001	205,830	964,748
Interest expense	(1,589,485)	(3,588,970)	(37,539)	(1,775,719)	(9,078,568)
Other income (expenses)	—	—	—	—	(5,254)
Adjustments to fair value of derivatives	—	8,955,704	—	5,208,897	8,955,704
Equity in loss of unconsolidated investee	—	—	—	—	(15,000)

Net other income (expenses)	(1,380,230)	5,971,508	48,462	3,639,008	821,630

Net (loss) Income before Provision for Income Taxes	(10,224,503)	(7,586,642)	(4,386,448)	(1,066,755)	(36,743,820)
Provision for income taxes	—	—	—	—	—
Net (loss) Income	$(10,224,503)	$(7,586,642)	$(4,386,448)	$(1,066,755)	$(36,743,820)

(Loss) Earnings per share
Basic (loss) Earnings per share	$(0.09)	$(0.06)	$(0.04)	$(0.01)
Diluted (loss) Earnings per share	$(0.09)	$(0.06)	$(0.04)	$(0.01)
Shares used to calculate (loss) Earnings per share
Basic	119,526,639	123,989,030	122,664,860	124,081,534
Diluted	119,526,639	123,989,030	122,664,860	124,081,534
______________

(a) Research and development with related parties (Notes 3 and 11)	$716,587	$2,272,227	$348,106	$1,140,773	$5,396,187
(b) Selling general and administrative expenses with related parties (Notes 3 and 11)	$480,276	$1,728,806	$200,991	$164,665	$7,126,907

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050,000	93,050	67	(92,186)		931
Issuance of common stock for cash	7/9/1998	0.10			300,000	300		29,700		30,000
Issuance of preferred stock for cash	(1)	9.85	52,850	53				520,347		520,400
Net loss (unaudited)									(567,864)	(567,864)

Balance, December 31, 1998			52,850	53	93,350,000	93,350	67	457,861	(567,864)	(16,533)

Issuance of common stock to founders	(2)	$0.001			4,580,000	4,580	(46)	(4,488)		46
Issuance of common stock for cash	6/25/1999	0.30			66,800	67		19,933		20,000
Issuance of common stock for cash	6/25/1999	0.30			100,000	100		29,900		30,000
Issuance of common stock for cash	10/5/1999	0.30			340,000	340		101,660		102,000
Issuance of stock options for services								82,293		82,293
Net loss									(654,875)	(654,875)

Balance, December 31, 1999			52,850	53	98,436,800	98,437	21	687,159	(1,222,739)	(437,069)

Issuance of common stock to founders	(3)	$0.001			2,120,000	2,120	(21)	(2,078)		21
Issuance of common stock for cash	12/21/2000	0.4117			8,750,000	8,750		3,593,250		3,602,000
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(1,500)	(2)	150,000	150		(148)
Issuance of common stock for services	(5)				583,300	583		(583)
Issuance of stock options for services								73,660		73,660
Net loss									(2,232,877)	(2,232,877)

Balance, December 31, 2000			51,350	51	110,040,100	110,040	—	4,351,260	(3,455,616)	1,005,735

Issuance of common stock for cash	8/10/2001	0.80			150,000	150		119,850		120,000
Net loss									(1,664,954)	(1,664,954)

Balance, December 31, 2001			51,350	51	110,190,100	110,190	—	4,471,110	(5,120,570)	(539,219)

Net loss									(1,328,460)	(1,328,460)

Balance, December 31, 2002			51,350	51	110,190,100	110,190	—	4,471,110	(6,449,030)	(1,867,679)

Issuance of stock options for services								47,120		47,120
Issuance of warrants for services								119,744		119,744
Net loss									(2,328,748)	(2,328,748)

Balance, December 31, 2003			51,350	51	110,190,100	110,190	—	4,637,974	(8,777,778)	(4,029,563)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Exercise of options	(10)				265,000	265		129,235		129,500
Issuance of stock for services	(13)				20			122		122
Conversion of convertible notes	(15)				82,500	83	28	303,189		303,300
Stock based compensation	(11)							368,541		368,541
Issuance of warrants for services	(14)							801,250		801,250
Net loss (unaudited)									(7,586,642)	(7,586,642)

Balance, September 30, 2006			—	$—	124,336,234	$124,336	$28	$39,824,417	$(36,743,820)	$3,204,961

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offing
(10)	Multiple employee option exercises
(11)	Stock options to directors and employees
(12)	Warrants exercised
(13)	Issuance of 20 commemorative shares to directors and executives
(14)	Warrants issued to officer for services
(15)	Converted at various prices.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

			For the Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30, 2006
			2005 (Unaudited)	2006 (unaudited)
Cash flows from operating activities:
Net loss			$(10,224,503)	$(7,586,642)	$(36,743,820)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			8,937	92,284	112,520
Amortization of beneficial conversion feature			710,001	—	2,050,000
Amortization of deferred debt financing costs			712,664	273,214	2,408,929
Interest paid with common stock			—	7,576	7,576
Stock based compensation			1,732,698	368,541	2,462,801
Stock issued for services rendered			—	122	122
Warrants issued for services rendered			—	801,250	920,995
Amortization of discount related to warrants derivatives			—	419,292	419,292
Amortization of discount related to conversion feature			—	871,202	871,202
Amortization of discount related to interest on conversion feature			—	691,788	691,788
Adjustments to fair value of derivatives			—	(8,955,704)	(8,955,704)
Equity in loss of unconsolidated investee			—	—	15,000
(Increase) decrease in:
Due from an affiliate			—	(63,312)	(64,719)
Prepaid expenses			(307,342)	(1,581,017)	(2,030,298)
Other assets			—	(51,905)	(93,655)
(Increase) decrease in:
Due to affiliate			—	8,033	8,033
Accounts payable			(632,630)	350,843	524,605
Accrued payroll and payroll taxes			4,337	(23,321)	102,109
Accrued interest			(1,187,870)	618,552	618,986
Accrued rent			—	79,148	79,148

Net cash used in operating activities	(a	)	(9,183,708)	(13,680,056)	(36,595,090)

Cash flows from investing activities:
Purchase of short term investment			(41,234)	(33,532)	(170,895)
Purchase of property and equipment			(68,501)	(578,427)	(797,786)

Net cash (used in) investing activities	(b	)	(109,735)	(611,959)	(968,681)

Cash flows from financing activities
Net proceeds from sale of common stock			15,547,972	—	19,451,972
Proceeds from exercise of options and warrants			83,003	129,503	212,506
Proceeds from sale of preferred stock			—	—	520,400
Proceeds from issuance of notes payables			—	—	14,092,200
Deferred debt financing cost			—	(1,648,002)	(3,783,715)
Proceeds from notes payable issued under Reg D			—	20,000,000	20,800,000
Cash paid for deferred offering costs			—	—	(865,516)
Due to net increase (decrease) in affiliates			(522,719)	—	—

Subscription receivable			—
Net cash provided by financing activities	(c	)	15,108,256	18,481,501	50,427,847

Increase (decrease) in cash and cash equivalents			5,814,813	4,189,486	12,864,076
Cash and cash equivalents at beginning of period			4,530,221	8,674,590	—

Cash and cash equivalents at end of period			$10,345,034	$12,864,076	$12,864,076

Supplemental disclosure of cash flow information
Interest paid			$1,345,070 0	$697,491	$2,059,126

California Franchise Taxes paid			$600	$—	$6,000

(a)	Including amount with related parties of $1,196,863, $4,001,033, and $12,523,094, respectively
(b)	Including amount with related parties of $0, $0 and $0, respectively
(c)	Including amount with related parties of $0, (1,756,975) and (3,894,095) respectively

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services, respectively.

During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0 and $2,050,000, respectively.

During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, 23,250, 0 and 52,850 shares of convertible preferred stock were converted into 2,325,000, 0, and 5,285,000 shares of common stock, respectively. During the period ended September 30, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, $10,331,000, $0, and $ 14,862,200 of convertible notes payable were converted into 4,090,000, 0 and 5,739,550 shares of common stock, respectively and 25,000 shares of committed stock as of September 30, 2005.

In March 2006, 100,000 warrants, with an exercise price of $0.80 were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3 was paid in cash upon exercise of the warrants on a cashless basis.

In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

During the nine month period ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, $0, $295,723, and $295,723 of senior secured convertible notes payable were converted into 0, 82,500, and 82,500 shares of common stock, respectively, and 28,000 shares of committed common stock. During the period ended September 30, 2006 $7,576 of interest on senior secured convertible notes were paid with common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2006

NOTE 1. BASIS OF PRESENTATION

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

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

NOTE 2. DESCRIPTION OF BUSINESS

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio”) or (the “Company”) is a development stage biopharmaceutical company focused on developing and marketing protein drug candidates that are designed to be used in the treatment of cardiovascular disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. and in February 2004, changed its name to CardioVascular BioTherapeutics, Inc. Since inception Cardio has been engaged in research and development activities associated with bringing its products to market.

NOTE 3. TRANSACTIONS AND CONTRACTUAL RELATIONSHIPS WITH AFFILIATED ENTITIES

Cardio is a member of an affiliated group through common management that includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International (“CPI”), Sribna Culya Biopharmaceuticals Inc. (“Sribna”), Proteomics Biopharmaceuticals Technologies Inc. (“Proteomics”), Zhittya Stem Cell Medical Research Company Inc. (“Zhittya”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the (“affiliates”). The common management of Cardio and Phage spend a sufficient amount of their time with Cardio and Phage to satisfy the needs for Cardio and Phage the remaining balance to other interests.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

The following are or were the business activities performed by each affiliate:

Active Companies:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors control 27% and the Company controls 4.32% of the common stock of Phage;

•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each is able to appoint 43% of CPI’s directors;

Inactive Companies:

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);

•	Proteomics was developing a non-injection method for medical protein (currently inactive);

•	Zhittya was researching adult stem cells (currently inactive); and

•	Qure was developing commercial medical applications (currently inactive). Qure owns less than 1% of the Company’s common stock.

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

In 2006, the Company became a co-sponsor of the Regenerative Medicine Organization, a non profit educational organization that focuses on providing information and education to the healthcare community and the public about regenerative medicine.

License Agreement

Cardio has a Joint Patent Ownership and License Agreement with Phage. Under that agreement, Cardio and Phage each own an undivided one half interest in the U.S. and foreign patent rights necessary to develop and commercialize Cardio’s drug candidates, each of which are formulated with Cardio Vascu-GrowTM as its active ingredient, and Phage agrees to provide certain technical development services to Cardio and to manufacture Cardio’s drug candidates for Cardio’s clinical trials at cost. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. This agreement obligates Cardio, at its option, to either (i) pay Phage ten percent of net sales for its drugs manufactured for Cardio by Phage or (ii) pay Phage a six percent royalty based on Cardio’s net sales price of its drugs that Phage does not manufacture for Cardio. This agreement expires on the last to expire of the patent rights covered, including extensions.

Currently it is the Company’s intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing and is exploring additional contract manufacturers for its drug candidates. As of September 30, 2006 (unaudited), Cardio had cash and short term investments of $13,034,971 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage has manufactured drugs for Cardio in the United States clinical trials to date and may manufacture them for subsequent trials and commercial production. To date Phage has manufactured three drugs that have been authorized by the FDA to be administered to humans in clinical trials, indicating Phage is capable of manufacturing drug products to acceptable standards for clinical trials.

Furthermore, Cardio paid Phage for technical development services and for manufacture of its drug candidates for clinical trials, which, pursuant to the agreement, Phage provided to Cardio at cost. For the nine months September 30, 2005 (unaudited), and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) payments to Phage relating to such services were $415,337, $1,820,227 and $3,383,232, respectively.

Administrative Support

Phage has provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $148,507, $121,575 and $1,137,033, respectively.

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with CPI, a Bahamian company, to handle future distribution of Cardio drugs and any other products licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and, with respect to Cardio only, the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 43% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

As of December 31, 2003, the Company accounted for its 43% interest in Cardio Phage International (CPI) under the equity method. As of December 31, 2004, the Company’s statement of operations includes a loss of $15,000, which represents the Company’s equity in loss on its investment in CPI. The loss reduced the Company’s investment in CPI to zero and, as a consequence, CPI’s ongoing operations will not negatively affect the Company’s future financial results. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI’s obligations. There is no material difference between Cardio’s carrying value for CPI and underlying equity in CPI’s net assets. There is no quoted market price for CPI’s net assets. There is no quoted market price for CPI’s shares.

Royalty Agreement

Cardio has entered into an agreement with Dr. Thomas Stegmann, one of the Company’s directors, Co-President and Chief Clinical Officer, whereby Cardio will pay Dr. Stegmann a royalty of one percent of the Company’s net revenue (as defined) from commercial sales of Cardio drugs in exchange for rights granted to Cardio to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. Cardio has made no payments to Dr. Stegmann under this agreement.

Asia Distribution Agreement

On December 15, 2000, the Company entered into an agreement with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize Cardio’s future products. Cardio transferred to KBDC the rights to manufacture and sell its products for 99 years in all of Korea, China, and Taiwan. In exchange, KBDC arranged the purchase of 8,750,000 shares of Cardio’s common stock for $3,602,000. KBDC agreed to fund all of the regulatory approval process in Korea for any Cardio products. In addition, KBDC agreed to pay a royalty of 10% of net revenues to Cardio. KBDC will pay the royalties for the life of the agreement. Daniel C. Montano, the Company’s Chairman, owns 17% of KBDC and is a former member of its board of directors. KBDC invested $200,000 in each of Sribna, Proteomics and Zhittya and invested $60,000 in CPI.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

Guarantee of Rental Agreements for Phage

Cardio entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 with Canta Rana Ranch, L.P., a California limited partnership and Phage, (the “Lease Agreement”). Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs and is the Company’s sole supplier of drug products. Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

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

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,737,329 as of September 30, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing a balance of $5,000,000.

During August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease was for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provided for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company subleased space from Phage for approximately $2,800 per month as part of the agreement for administrative services. The lease term expired September 30, 2006 without any event of default. The company’s guarantee expired along with the expiration of the lease.

Guaranty from Daniel C. Montano

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which the Company receives revenue from sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2006 (unaudited), the Company has accumulated a deficit of $36,743,820. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Short Term Investments

Short-term investments generally mature between six months to a year from the purchase date. Short term investments consist of Certificates of Deposits. As of December 31, 2005 and September 30, 2006 (unaudited), the short term investments were $137,363 and $170,895 respectively.

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

SEPTEMBER 30, 2006

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

Deferred Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and are amortized over

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

the term of the convertible notes on a straight line basis. At September 30, 2005, there was none of these costs and $1,648,002 at September 30, 2006 (unaudited) which includes deferred cost of $117,965 associated with pending stock exchange admission. During the nine month periods ended September 30, 2005 and September 30, 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company amortized $712,664, and $273,214, and $2,408,929.

Advertising Expense

The company has been engaged in an advertising program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These advertising costs are expensed as incurred. During the nine month ended September 30, 2006 and 2005 advertising expenses totaled $2,649,000 and $1,311,000.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2005 and September 30, 2006 (unaudited), uninsured portions of cash amounted to $8,596,051 and $12,834,970 respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2005, and period ended September 30, 2006 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2005	September 30, 2006
Stock options	3,161,000	2,955,050
Warrants	375,000	1,230,882
Convertible notes payable	—	1,789,605

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes our previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company has used the Black-Scholes Model formula to estimate the fair value of stock options granted to employees and consultants since its inception, and therefore this method represents no significant change in the Company’s accounting for options and warrant issuances.

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

SEPTEMBER 30, 2006

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

During the nine month period ended September 30, 2005 the Company issued 550,500 options with an exercise price of $10.00 to employees and directors from the 2004 Stock Plan. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the nine months ended September 30, 2005 and 2006 was $1,732,698 and $368,541, respectively. The estimated fair value of options granted to employees and directors during the nine months ended September 30, 2006 was $264,796.

The estimated fair value of options granted to employees and during the quarter ended September 30, 2006 was $11,272. Assumptions used to value the options granted were expected volatility of 77%, risk-free interest rate of 4.57%, weighted average expected lives of 5 years and expected dividend yield of zero.

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

SEPTEMBER 30, 2006

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

In September, 2006, FASB Statement No. 157, Fair Value Measurements, was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is evaluating how SFAS 157 will impact its results of operation and financial position.

In September, 2006, Staff Accounting Bulletin issued Interpretation No. 108. This new standard provides guidance the process of qualifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in qualifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted this principal to address the qualified financial misstatements and prior period errors.

NOTE 5. CASH AND SHORT TERM INVESTMENTS

Cash and short term investments consisted of the following at December 31, 2005 and September 30, 2006 (unaudited):

	December 31, 2005	September 30, 2006
Cash in bank	$8,674,590	$12,864,076
Short term investments	137,363	170,895

Total	$8,811,953	$13,034,971

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2005 and September 30, 2006 (unaudited), consisted of the following:

	December 31, 2005	September 30, 2006
Prepaid clinical trial costs (a)	$203,834	$1,271,800
Prepaid insurance (b)	71,726	188,260
Prepaid legal fees (c)	60,652	320,394
Prepaid trade shows (d)	84,593	88,935
Prepaid and current assets (other) (e)	28,476	160,909

Total	$449,281	$2,030,298

(a)	Includes prepaid associated with clinical trials conducted by contractors such as: BioRasi, Catheter, Perry Scientific, Phage Biotechnology (Related Party), Kendle, and Beacon Bioscience.
(b)	Includes prepaid associated with directors and officers insurance.
(c)	Includes prepaid associated with investor relation programs, SEC Counsel, research and development studies, tax advisory services, and legal retainer fees.
(d)	Includes prepaid associated with trade shows in San Francisco, Chicago, London, Las Vegas, and Washington D.C.
(e)	Includes prepaid associated with advertising and office expenses and miscellaneous receivables.

NOTE 7. PROPERTY

Property and equipment at December 31, 2005 and September 30, 2006 (unaudited) consisted of as following:

	December 31, 2005	September 30, 2006
Furniture, fixtures, computer software, and equipment	$166,443	$463,994
Scientific equipment	46,890	85,526
Leasehold Improvements	—	242,240
Less accumulated depreciation	(14,210)	(106,494)

Property and equipment net of accumulated depreciation	$199,123	$685,266

Depreciation expense for the periods ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $8,937, $92,284 and $106,494, respectively.

NOTE 8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2005 and September 30, 2006 (unaudited) consisted of the following:

	December 31, 2005	September 30, 2006
Due to Phage	$—	$(8,033)
Due from Phage	1,407	64,719

Total	$1,407	$56,686

NOTE 9. CONVERTIBLE NOTES PAYABLE

Convertible Senior Secured Notes

On March 20, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8%. In connection with the closing of the sale of the notes, we received net proceeds of $18,447,000. The convertible notes are convertible at the option of the holders into 1,666,666 shares of common stock based on a fixed conversion price of $12.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. Substantially all of the Company’s assets secure the notes.

In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years and may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share.

During the third quarter of 2006, note holders converted an aggregate principal amount and related interest of $295,723 of their convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the nine month period ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, $0, $7,576, and $7,576 of interest on senior secured convertible notes were paid with common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

The Company sold the notes under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”). The Company subsequently registered the Notes on a Form S-3 registration statement with an effective date of June 12, 2006.

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

In connection with this financing, closing costs of: (i) $200,000 to purchasers of the notes for legal fees relating to transaction, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, a party related to one of the Company’s former directors, Alexander G. Montano; and (iii) other expenses related to legal fees in the amount of $153,000. A total of $1,553,000 in transaction fees and expenses were paid by the Company such that the Company realized net proceeds in the amount of $18,447,000.

The following table summarizes Convertible note, discount and derivative values outstanding at September 30, 2006:

Convertible Notes at face value at March 20, 2006	$20,000,000
Notes converted into common stock	(295,723)

Convertible Notes at face value at September 30, 2006	19,704,277
Discounts on Notes:
Embedded derivatives	(8,074,383)
Warrant derivative	(2,383,334)

Net convertible notes on September 30, 2006	9,246,560
Amortization of discount from derivatives	1,861,101

Convertible notes at September 30, 2006	11,107,661
Embedded derivatives at fair value at September 30, 2006	1,217,526
Warrant derivative at fair value at September 30, 2006	405,668

Net Convertible notes, embedded derivatives and warrant derivative at September 30, 2006	$12,730,855

The Company is required to revalue the derivatives in each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of September 30, 2006.

Adjustment to Fair Value of Derivatives	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Balance September 30, 2006
Embedded Derivatives	$8,195,564	$6,978,038	$1,217,526
Warrant Derivative	2,383,334	1,977,666	405,668

Adjustment to Fair Value of Derivatives included in other income (expense)		$8,955,704

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at September 30, 2006. The carrying value of warrant derivative at September 30, 2006 has been adjusted to reflect its “fair value” of $405,668 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.5 years. During the period ended September 30, 2006, a decrease in the fair value of the warrant derivative of $1,977,666 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

Warrant Derivative Liability	Fair Value March 20, 2006	Fair Value September 30, 2006
	(unaudited)	(unaudited)
Warrant Derivative	$2,383,334	$405,668

The agreement included other embedded derivatives that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following table summarizes the fair values of embedded derivatives at the transaction date of March 20, 2006 and September 30, 2006, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability	Fair value March 20, 2006	Fair value September 30, 2006
	(unaudited)	(unaudited)
Conversion Feature	$4,568,164	$779,963
Interest Conversion Feature	3,627,400	437,563

Embedded Derivatives	$8,195,564	$1,217,526

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%; (2) expected

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at September 30, 2006 has been adjusted to reflect its “fair value” of $779,963 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.5 years. During the period ended September 30, 2006, a decrease in the fair value of the conversion feature liability of $3,788,201 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at September 30, 2006 has been adjusted to reflect its “fair value” of $437,563 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.5 years. During the period ended September 30, 2006, a decrease in the fair value of the interest conversion feature liability of approximately $3,189,837 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

The Company filed an S-3 which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. On October 2, 2006, the Company paid interest in cash of $616,417 for the third quarter of 2006. The interest rate for the three month period ended September 30, 2006 was 12.48%.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006, (the date of closing) will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of September 30, 2006:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
Balance March 20, 2006 (closing date)	$1,553,000	$2,383,334	$8,195,564
Percent change for conversion to common stock for September 30, 2006	(22,963)	—	(121,181)	(144,144)

Amortization for the period March 20, 2006 (date of closing) through September 30, 2006 charged to interest expense	(273,214)	(419,292)	(1,441,809)	(2,134,315)

Remaining deferred costs and discount to be amortized	$1,256,823	$1,964,042	$6,632,574	$(2,278,459)

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants, see footnote 3.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, Cardio will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

Pre IPO Debt

The Company issued convertible debt in the years ended December 31, 2002, 2003 and 2004, payable to various individuals, as summarized below. During the year ended December 31, 2005, the Series I, Series II and Series IIa convertible promissory notes were converted into 4,228,000 shares of common stock. Four note holders of convertible notes chose not to convert their notes into common stock and these notes with a total of $30,000 were paid during the year ended December 31, 2005.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

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

The Company recognized interest expense resulting from the beneficial conversion feature of $710,001, $0, and $2,050,000, respectively, for the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited).

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

In connection with these convertible notes payable, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006, (unaudited) total financing costs of $712,664, $0, and $2,135,715, respectively, were charged to interest expense.

For the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006, (unaudited) the interest expense on the Series I, II and IIa convertible notes was $166,820, $0 and $1,385,343, respectively.

For the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006, (unaudited) the senior secured convertible notes was $0, $3,588,970 and $3,588,970, respectively, of which $1,861,101 of the interest expense is the amortization of the derivative liabilities, and $273,214 is the amortization of deferred financing cost.

Note 10. STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended December 31, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. The 2,000,000 shares of common stock, which as of December 31, 2004 had not been issued, but were classified as committed common stock, were issued during this period. At December 31, 2005 all issued preferred stock have been converted into common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

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

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005, the Company’s Initial Public Offering (IPO) was closed, and the Company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by us of $655,500, resulting in net proceeds of $13,622,500.

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

In August 2006, one option holder exercised 200,000 options in exchange for 200,000 shares of common stock.

In September 2006, one option holder exercised 10,000 options in exchange for 10,000 shares of common stock.

During the quarter ended September 30, 2006, Convertible note holders elected to convert $295,723 of their notes receivable to 110,500 shares of common stock including 28,000 committed shares. During the nine month period ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, $0, $7,576, and $7,576 of interest on senior secured convertible notes were paid with common stock.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees outside of its formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through September 30, 2006, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Footnote 4.

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

In July 2006, the company granted 1,000 options with an exercise price of $10.00 to employees, from the 2004 Stock Plan. The Company estimated the fair value of the options granted to be $3,140 using the Black-Schole Model. All options were issued for future services and will be expensed over the life of the options. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 77 percent and an expected dividend yield of zero.

In August 2006, the company granted 2,800 options with an exercise price of $10.00 to employees, from the 2004 Stock Plan. The Company estimated the fair value of the options granted to be $5,992 using the Black-Schole Model. All options were issued for future services and will be expensed over the life of the options. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 77 percent and an expected dividend yield of zero.

In September 2006, the company granted 1,000 options with an exercise price of $10.00 to employees, from the 2004 Stock Plan. The Company estimated the fair value of the options granted to be $2,140 using the Black-Schole Model. All options were issued for future services and will be expensed over the life of the options. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 77 percent and an expected dividend yield of zero.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

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

During the year ended December 31, 2002, no options were issued to non-employees. On September 1, 2003, the Company granted 90,000 options to non-employees. The Company estimated the fair value of the options granted to be $47,120 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of .75 years, risk free rate of interest of 1.39 percent, volatility of 76 percent and an expected dividend yield of zero.

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant and generally vest immediately. During the period from March 11, 1998 (inception) through September 30, 2006, the Company had granted options to both employees and consultants.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2004, and 2005 and for the nine month period ended September 30, 2006 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,040,000	$0.30 - $10.00	1,715,000	$0.30 - $ 4.00	2,755,000	$0.30 - $10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30 - $ 2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00

Outstanding at December 31, 2005	1,170,500	$0.30 - $10.00	1,990,500	$0.30 - $10.00	3,161,000	$0.30 - $10.00
Granted	9,050	$10.00	50,000	$10.00	59,050	$10.00
Exercised	—	$—	(265,000)	$0.30 - $ 0.50	(265,000)	$0.30 - $ 0.50

Outstanding at September 30, 2006	1,179,550	$0.30 - $10.00	1,775,500	$0.30 - $10.00	2,955,050	$0.30 - $10.00

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2005
Employees—Outstanding	1,170,500	$1.70	4.56	$1,989,850
Employees—Expected to Vest	105,114	$1.70	4.56	$178,694
Employees—Exercisable	1,065,386	$1.70	4.02	$1,811,156
Non-Employees—Outstanding	1,990,500	$2.50	5.26	$4,976,250
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,990,500	$2.50	5.26	$4,976,250
As of September 30, 2006
Employees—Outstanding	1,179,550	$1.76	4.09	$2,075,500
Employees—Expected to Vest	112,794	$1.76	4.09	$198,469
Employees—Exercisable	1,066,756	$1.76	4.09	$1,877,031
Non-Employees—Outstanding	1,775,500	$3.55	5.52	$6,306,484
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,775,500	$3.55	5.52	$6,306,484

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

SEPTEMBER 30, 2006

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

Warrant activity for the year ended December 31, 2005 and for the nine month period ended September 30, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	0.01
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$0.69
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at September 30, 2006	1,230,882	$7.06

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$0.69

Warrants exercisable at September 30, 2006	1,043,382	$7.06

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

The following table summarizes information about warrants outstanding at September 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.01	75,000	2.38	$0.01	75,000	$0.01
2.00	200,000	6.73	2.00	200,000	2.00
8.50	705,882	2.47	8.50	705,882	8.50
10.00	250,000	9.54	10	62,500	10.00

Total	1,230,882			1,043,382

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

NOTE 11. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, Co-President and Chief Executive Officer, consulting fees in the amount of $0, $0, and $200,000, respectively.

During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), Cardio paid Daniel C. Montano, Chairman of the Board, Co-President and Chief Executive Officer, for employment services in the amount of $321,769, $369,231 and $1,705,379 respectively.

During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), Cardio paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, Co-President and Chief Executive Officer, consulting fees in the amount of $0, $0 and $116,000 respectively.

Cardio paid commissions to GHL Financial Services Ltd. (“GHL”), in which a director is a principal and owns 4.47% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), Cardio paid GHL $5,000, $20,000, and $2,205,255 respectively.

Cardio paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder and Co-President and Chief Clinical Officer, to assist in the development process of its products. During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), Cardio paid Dr. Stegmann $259,250, $375,000 and $1,364,300, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

Cardio paid C.K. Capital International and C&K Capital Corporation, controlled by Alexander G. Montano, son of Daniel C. Montano, for consulting services. During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), consulting fees Cardio incurred were $5,000, $1,218,000 and $1,763,240, respectively.

During the nine months ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), Cardio paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. Cardio paid Dr. Priemer $42,000, $55,000 and $256,555, respectively.

On March 15, 2006 the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California limited partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. (See note 13).

During August, 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. Phage obtained a third-party proposal as a benchmark for the pack-and-fill. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal. Phage will either perform the project in its new manufacturing facility or outsource the work. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of September 30, 2006.

NOTE 12. INCOME TAXES

At September 30, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $30,527,319 and $33,478,054, respectively, as compared to $25,700,000 at December 31, 2005, which expires through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The company also has a federal research and development credit carry forward of $172,834.

For the nine months ended September 30, 2006, the Company recognized certain tax benefits in amount of $610,000 related to temporary differences and recorded a valuation allowance against these tax benefits of an equal amount.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882 and expired in October 2005. On May 2004, the Company gave a deposit of $5,900. The Company vacated this facility in October 2005 and has obtained the return of the deposit.

In August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provided for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company sub-leased space from Phage for approximately $2,800 per month as part of the agreement for administrative services. The lease along with the Company’s guarantees expired during the third quarter of 2006.

In November 2005, the Company entered into a five year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. For the nine months ending September 30, 2005 and 2006, rent expense totaled $0 and $127,466, respectively.

Cardio entered into a Second Amendment dated September 8, 2006 (to be effective as of September 1, 2006) for the expansion space use of administrative offices in Las Vegas. The Second Amendment commences on August 29, 2006 and shall run coterminous with the term of that certain lease, dated November 1, 2005 for the space, consisting of 7,190 square feet of rentable space and expires on February 28, 2011. In total, including the annual base rent the Cardio will pay approximately $585,594 in Base Rent for the expansion Space throughout the term of the Lease.

Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
2006	$93,490
2007	458,722
2008	523,029
2009	541,233
2010	558,829
thereafter	596,947

Total	$2,772,250

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

SEPTEMBER 30, 2006

and (b) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of Additional Rent. Any amount of Guaranty Fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

For the nine month period ended September 30, 2006, the company earned $11,622 of Guaranty Fees from Phage.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of its drug candidates formulated with Cardio Vascu-Grow™.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated, pursuant to the Lease Guaranty, to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,737,329 as of September 30, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing a balance of $5,000,000.

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. For the periods ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), consulting fees related to the various agreements were $390,580, $592,997 and $1,918,116 respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2 per share. The warrants are exercisable immediately and have a contract life of 10 years.

Service Agreements

On October 24, 2001, the Company entered into a service agreement with Hesperion, Inc. (formerly TouchStone Research, Inc., which was former “Clinical Cardiovascular Research, L.L.C.”). Hesperion is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. Hesperion assists Cardio in conducting FDA-authorized clinical trials. Service fees for the year ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $822,307, $1,508,867, and $4,492,162, respectively. The agreement is on going as of September 30, 2006.

On October 20, 2000, the Company entered into a service agreement whereby the service provider intends to assist Cardio to develop the production method for the Company’s products. Service fees for the period ended September 30, 2005 (unaudited) and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $0, $0, and $370,100 respectively. The principal in this company owns 18.25% of Phage, the Company affiliated manufacturer. This agreement is now complete.

In 2001, the Company entered into a service agreement whereby Cardio will receive assistance in the drug development process. Service fees for the year ended September 30, 2005 (unaudited) and, 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $0, $0 and $431,698, respectively. This agreement is now complete.

On August 8, 2005, the Company entered into a service agreement with bioRASI, LLC. for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biological, and medical devices. Service fees for the period ended September 30, 2005 (unaudited), 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $104,082, $668,220 and $848,279, respectively.

In June 2004, the Company entered into a contract with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. Service fees for the nine month period ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $31,240, $18,534 and $68,126, respectively.

On May 4, 2005, the Company entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Costs for the year for the nine month period ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $1,133,000, $1,460,000 and $2,593,000, respectively.

Cardio entered into an agreement with Capital Financial Media, LLC (“Capital”) on July 6, 2006, for the purpose of preparing and distributing information about the Company. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $870,000, and $870,000, respectively.

On August 8, 2006, Cardio signed a master service agreement with Kendle (formerly Charles River Laboratories International Incorporated), a leading global clinical research organization (CRO). Kendle will support Cardio in its phase II No-Option Heart Patient clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $772,236, and $772,236, respectively.

On August 4, 2006, Cardio entered into consulting agreement with Bruckner Group Incorporated for economic studies of Cardio’s drug candidates, and exploring the potential economic consequences of applying Cardio drug candidates to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $237,500, and $237,500, respectively.

On June 6, 2006, Cardio entered in to consulting agreement with Zimmerman Adams International Limited, to audit the Company’s interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). Cardio will pay Zimmerman 100,000 (GBP) before admission to AIM and another 50,000 (GBP) upon admission to AIM. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $93,760, and $93,760, respectively.

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

SEPTEMBER 30, 2006

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of drug products and in our ongoing research and product development activities. Drug candidates will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application, which must be approved before clinical trials in humans may begin. Typically, clinical development of a new drug candidate involves three phases of clinical trials that are costly and time consuming. These Phases include:

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

The Company has completed treatment of all patients in its Phase I trial, including measuring clinical outcomes at different dosages of the drug in the target patient population of No-Option Heart Patients. The Company will now notify the FDA of the safety results obtained from this study and plans to commence its Phase II trials in a larger population of No-Option Heart Patients.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

The Company has been authorized by the FDA that it may proceed in clinical testing of a second candidate formulated with Cardio Vascu-Grow™ in a second medical indication, diabetic wound healing. A Phase I study has begun which is testing the safety of this drug candidate after topical administration to diabetic ulcers and venous stasis wounds.

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

Dr. Stegmann, a founder of the Company, tested a protein drug candidate with the active ingredient that we now call Cardio Vascu-Grow™ in two separate German clinical trials dating back to 1995. A total of 40 patients were treated with a drug containing Cardio Vascu-Grow™, and, in both trials, the drug candidate facilitated the growth of new blood vessels in the heart. We were established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for No-Option Heart Patients that Dr. Thomas Stegmann performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998 which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted to us a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of Dr. Stegmann’s German clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with Cardio Vascu-Grow™ through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. We have made no royalty payments under this Agreement.

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

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We conduct research to identify and evaluate medical indications that may benefit from our protein drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. We classify our research and development into two major classifications: pre-clinical and clinical. Preclinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, the FDA-authorized trials, and the FDA approval process for commercialization. Research and development expenses represent costs incurred for preclinical and clinical activities. We outsource our clinical trials and our manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

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

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities, and through September 30, 2006, have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for our drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

Market Opportunity

According to the American Heart Association 2006 Update, blockage of coronary arteries resulting in severe damage to the heart is the number one cause of death in the United States. The American Heart Association 2006 Update indicates that nearly 38% of all deaths in the United States were caused by cardiovascular disease, with over half of these deaths due to coronary artery disease. We are now working with a team of experienced drug development scientists and business professionals to confirm the medical benefit of our drug candidate for heart disease patients for which traditional medical therapies no longer are available (so called “No-Option Heart Patients”), with the active ingredient, Cardio Vascu-Grow™, in FDA authorized Phase I clinical, trials which we commenced in November 2003. All patients have been enrolled and treated as of March 2006. Final safety data for this trial is being compiled for submission to the FDA. A Phase II clinical trial protocol has been finalized with input from Kendle, Inc., the clinical contract research organization that will carry out our multi-site, international Phase II trial. Presently, it is anticipated that we will be responsible for the registration of our drug candidates for sale in the United States and eventually, if approved, we will also handle the sale and distribution of our drug candidates in the rest of North America, Europe and Japan. In the remaining international marketplaces, if approved, we anticipate selling our drug through affiliated or unrelated regional distributors.

The market for wound healing includes diabetic, bedridden and elderly patients that suffer from wounds, open sores and diabetic ulcers. According to the US Healthcare Finance Administration, approximately 2.5 to 3.0 million patients a year suffer from these maladies. Annual treatment costs in the United States alone are in the range of $5-7 Billion. Our IND Application to the U.S. FDA has been allowed, and the FDA has authorized us to commence a Phase I clinical trial in diabetic patients who have foot ulcers and/or open leg wounds.

Peripheral Artery Disease (PAD) is a disease in which the arteries of the leg become blocked, leading, in many cases, to intense pain and suffering for these patients. The active ingredient in the our drug candidate for PAD is Cardio Vascu-Grow™, and it has proven to be a potent stimulator for growing new blood vessels in affected areas of the legs of rabbits, thereby providing blood perfusion to the leg. In its most severe form, PAD can lead to extensive tissue loss and gangrene, which for many patients results in amputation of the limb. Though many therapies are being developed to treat PAD, there are an increasing number of limb amputations in such patients, many of whom suffer from diabetes. According to the American Heart Association’s 2006 report, there are 8 million Americans suffering from this malady. The Company has received authorization from the FDA to initiate a Phase I safety trial in patents with intermittent claudication, a form of PAD.

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

Scientific Overview

Cardio Vascu-Grow™, the active ingredient in our drug candidates, is a protein, and is a member of the fibroblast growth factor family. Fibroblast growth factor-1, or FGF-1, is a powerful stimulator of new blood vessel growth, a process referred to in the scientific community as “angiogenesis.” FGF-1 stimulates the growth and multiplication of the two main cell types of blood vessels, smooth muscle cells and endothelial cells. Extensive work by us and others has shown that, when FGF-1 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. Proteins such as Cardio Vascu-Grow™ represent a novel way to circumvent clogged arteries in patients with heart disease.

The first clinical study performed by our co-founder, Dr. Thomas Stegmann, from 1995 to 1997 in Fulda, Germany. A drug containing Cardio Vascu-Grow™ was injected directly into the wall of the heart of 20 patients with coronary artery disease. These patients were also receiving a coronary by-pass procedure on another affected artery. A control group of 20 patients received by-pass surgery alone. The patients treated with Cardio Vascu-Grow™ showed a significant increase in localized blood vessel growth at the site of injection, and importantly, these vessels persisted when examined at a three year follow-up examination. The blood vessel growth determined to be statistically significant over controls at both six months (P-value less than 0.005) and three years (P-value less than 0.005) following injection of Cardio Vascu-Grow™.

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

A limitation of the first clinical study was the difficulty in determining medical benefits due to the bypass surgery versus Cardio Vascu-Grow™ because both were administered at the same time. Due to those limitations, a second clinical study of 20 patients was performed from 1998 through 1999, where Cardio Vascu-Grow™ injections were used as the sole therapy. There was no control group in this study for ethical reasons, as administration of the placebo would have required surgery. The results obtained from the second study demonstrated:

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

Although both clinical studies in Germany reached their clinical endpoints, and no significant adverse safety events attributable to the drug were observed, such studies were done with a limited population. While the results were encouraging in these earlier studies, there is no assurance that they will be replicated in our FDA authorized trials, or, even if replicated, that the FDA will approve our No-Option Heart Patient drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, for commercial use. The results of these German studies were published in peer reviewed cardiology journals.

Research and Development

Our research and development is focused on developing new drug candidates in which Cardio Vascu-Grow™ is the active ingredient for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. We conduct research to identify and evaluate medical indications that may benefit from our drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. Each of our drug candidates follows a similar development pathway. Our first step is animal studies. We look for the correct biological response of drug candidates, Cardio Vascu-Grow™ in animal models of cardiovascular disease. We also do toxicity studies where we will look for any expected or unexpected side effects of our products compared to similar products on the market, if such products exist. We will then initiate our clinical development program, which will commence with the submission of an IND application to the U.S. FDA. If approved, it will allow us to begin our human studies. With each protein product in development, we agree with the FDA on a case-by-case basis the extent of clinical testing we must perform.

As of October 30, 2006, we had three scientist employees, sixteen scientists under contract with our contract manufacturer, a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing preclinical testing, researching other medical uses of Cardio Vascu-Grow™ and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of Cardio Vascu-Grow™ used in the clinical trials meets the specifications required by the FDA.

We incurred research and development costs for the nine month periods ended September 30, 2005 (unaudited) and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), of $2,266,631, $4,756,693 and $14,234,206, respectively.

Our clinical research and development projects include:

Clinical Development

No-Option Heart Patients. As of September 30, 2006, we have completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers that were managed by our contract clinical research organization.

We are currently collecting the final safety data at 12 month follow-up visits on our patients who were treated in our Phase I clinical trial. We are in the process of filing a report with the FDA listing any adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. We have finalized the development of a clinical protocol for our next Phase II study, where we will test our drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen a new clinical research organization, Kendle, to oversee and manage our international Phase II trial.Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of our clinical trials, we now estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2009.

We spent $2,113,472 and $1,804,086 for the nine month periods ended September 30, 2005 and 2006 and $6,875,891 since our inception on our No-Option Heart Patient drug candidate. We estimate spending over $30,000,000 over the next three years on the No-Option Heart Patient indication.

Wound Healing. During the nine month period ended September 30, 2006, we were authorized by the FDA to conduct clinical testing of our wound healing drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at two clinical sites located in the Pittsburgh, PA area. As of September 30, 2006, two patients have been dosed, and we anticipate the clinical trial to be completed in the fourth quarter of 2006. Previously, we completed animal studies that demonstrated that our wound healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial.

We spent $167,653 and $316,777 for the nine month periods ended September 30, 2005 and 2006 and $513,258 since our inception in 2005 of the Wound Healing program conducting our pre-clinical studies to support the IND submission. We estimate spending over $10,700,000 over the next three years on clinical trials for the Wound Healing indication.

Peripheral Artery Disease. Lower extremity Peripheral Artery Disease (PAD) occurs in the blood vessels of the legs and feet. PAD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PAD of the lower extremities is a major cause of diminished ability to walk, and advanced cases can lead to leg amputation. PAD in the U.S. affects about 8 million patients, with hospitalization of about 250,000 patients annually. An area of research we are exploring is growing new blood vessels with a PAD drug candidate in which Cardio Vascu-Grow™ is the active ingredient that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We are collaborating with a research institute that has conducted two animal efficacy studies for us at a cost of $120,000. Injections of our PAD drug candidate in which Cardio Vascu-Grow™ is the active ingredient were given 3 times a week for a 2-week period into the ischemic leg. Results from these studies demonstrated that our PAD drug candidate in which Cardio Vascu-Grow™ is the active ingredient caused a statistically significant increase in new blood vessel formation and iliac blood flow in the legs of the treated animals. Toxicity studies to support an IND application to the U.S. FDA have been completed at a cost of approximately $63,000. In addition, a clinical protocol for a PAD Phase I study in diabetic patients has been prepared at a cost of $100,000 and was submitted to the FDA for their review in August 2006. We have received FDA authorization to initiate our Phase I clinical trial in PAD patients suffering from intermittent claudication and anticipate beginning treating patients in the first quarter of 2007.

We spent $133,177 and $359,726 for the nine month periods ended September 30, 2005 and 2006 and $505,679 since our inception of the PAD program in 2005, in our pre-clinical trials to support an IND submission for this indication to the FDA. Once our IND is authorized to begin, we currently estimate spending over $11,000,000 over the next three years on clinical trials for the PAD indication.

Chronic Back Pain and Lumbar Ischemia. Chronic back pain has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. European medical researchers have speculated that chronic back pain resulting from blockage of blood vessels in the lower back precedes the blockage of coronary arteries in the heart by ten years. In April we signed a collaborative research and development agreement with the global clinical contract research organization, bioRASI, which is a part of The Russian Academy of Science. We have initiated a Phase I clinical trial in Russia and Serbia in 2006 to test whether our Lumbar Ischemia drug candidate in which Cardio Vascu-Grow™ is the active ingredient can successfully treat chronic back pain. We have completed animal toxicity studies to support the safety of our product for this proof of concept clinical trial. Clinical protocols were submitted to regulatory authorities in Russia and Serbia who have authorized the start of this clinical study in which 32 patients (four groups of 8 patients each) will receive 4 increasing doses of Cardio Vascu-Grow™ . The patients will be followed for a decrease in back pain, as determined by standardized back pain questionnaires, as well as increased blood perfusion into their lower back muscles as assessed by magnetic resonance imaging (MRI). If the results of the proof of concept clinical trial in Russia and Serbia are positive, we plan to then file an IND application with the U.S. FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

We have incurred total costs of $8,683 and $752,148 during the nine month periods ended September 30, 2005 and 2006 and $760,831 since the inception in 2005 of the lumbar ischemia program in our pre-clinical studies. We anticipate spending over $10,000,000 over the next three years on pre-clinical and clinical studies for the Lumbar Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

Pre-Clinical Development

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

A second focus of our Stroke program is in the area of Stroke Recovery, where we are analyzing whether our drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, can diminish the area of a stroke when administered days or weeks after the stroke has occurred. In this setting we will examine whether Cardio Vascu-Grow™ can repopulate the stroke area in the brain with new nerve cells, a process termed neurogenesis. We have initiated animal studies in the stroke recovery area, and initial results obtained from these animal studies indicate that Cardio Vascu-Grow™ can reduce stroke volume size in these animals when administered over a 1 month period. We will continue our pre-clinical research in this area by examining the effect of different doses of Cardio Vascu-Grow™ in diminishing the stroke volume in this animal model.

We have incurred total costs of $44,000 and $103,915 during the nine month periods ended September 30, 2005 and 2006 and $162,915 since the inception of the stroke program, in our pre-clinical studies.

Chronic Back Pain and Lumbar Ischemia. A second aspect of our clinical program in patients with chronic back pain is to examine the role, if any, of underperfusion of the interspinal discs plays in causing back pain. We have contracted, for $150,000 per year, a noted orthopedic surgeon, Vance Gardner, M.D. to lead our efforts in this area. We have contracted with the Orthopaedic Education and Research Institute of Southern California, of which Dr. Garner is the executive director, to perform a clinical study on approximately 50 patients who are undergoing disc replacement surgery. After institutional review board (IRB) approval, this study will initiate. The study will involve the use of MRI to examine discs for signs of underperfusion, and whether this lack of blood flow to one or more discs is a consistent finding in patients with chronic back pain and disc degeneration. The cost of this 50 patient study will be approximately $170,000 and will take approximately 6 months to complete.

Pre-clinical Research

We are continuing our research to identify and evaluate medical indications that may benefit from our drug candidates. The results of our research in addition to our evaluation of the market place potential warrant, our potential determine whether we graduate a new drug candidate from research to development.

Two new initiatives have become the area of pre-clinical research. The first initiative involves examining the potential of Cardio Vascu-Grow™ to be utilized as a potential new therapeutic for the treatment of osteoporosis. In previous studies, it has been demonstrated that human fibroblast growth factor-1, the active protein in Cardio Vascu-Grow™, is a potent inducer of new bone formation in an animal model of osteoporosis. We have hired, as a consultant, an internationally recognized expert in the field of osteoporosis, Dr. Michael Rosenblatt of the Tufts University School of Medicine in Boston, at a fee of $1667 per month, to lead this initiative. Over the next 6-9 months he will test the activity of Cardio Vascu-Grow™ to reverse bone loss in an animal model of osteoporosis at a cost of approximately $70,000.

A second pre-clinical initiative that has begun is the testing of Cardio Vascu-Grow™ in animal models of diabetes. We are examining whether Cardio Vascu-Grow™ can act as a specific growth factor for the beta cells of the pancreas, the cells that are responsible for the production of insulin in our bodies. Diabetic animal models in which beta cells have been depleted will be used to test the regenerative capacity of Cardio Vascu-Grow™ to induce new beta cell growth. These animal studies will continue over the next 6 months and be carried out at a cost of approximately $47,000 by Perry Scientific, a contract research laboratory in San Diego, CA.

In other areas of pre-clinical research, we are continuing our activities for indications in the heart with Adjunct to Bypass Surgery, Diffuse Heart Disease, and Catheter Based Delivery. In the area of wound healing, we are continuing our research in Bed Sores, Anastomoses and Surgical Incisions. In the nerve tissue area, we are continuing our research in Diabetic Neuropathy and Acute Ischemic Stroke. In the digestive system area, we are continuing our research in Intestinal Ischemia. In the area of bone and connective tissue, we are continuing our research in Bone Fracture Repair, Cartilage Repair, and Avascular Necrosis. Lastly, we are continuing our research in Kidney Ischemia.

Business Strategy

Business Opportunity

According to the American Heart Association Heart Disease and Stroke Statistics—2006 Update, $257 billion dollars are estimated to be spent in the US on direct health care costs associated with treating and caring for patients with cardiovascular diseases and stroke in 2006. Of this total, $50 billion is expected to be spent on medical durables in 2006. Additionally, the cost in the US of lost productivity and morbidity of patients with cardiovascular diseases and stroke is estimated in this report to total $146 billion in 2006. This totals an estimated $403 billion of direct and indirect costs in the US associated with cardiovascular diseases and stroke in 2006. The prevalence and cost of cardiovascular disease and stroke in the US is growing and far exceeds that of cancer and HIV. We believe there is a significant and growing business opportunity for new drugs that can address cardiovascular diseases and stroke.

We will focus first on the growth of new blood vessels in patients with coronary heart disease. According to the American Heart Association, Heart Disease and Stroke Statistics—2006 Update, over $142.5 billion per year is spent on drugs that treat coronary heart diseases. Traditional treatments include open heart by-pass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stents into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, we believe that treatment with our No-Option Heart Patient drug candidate in which Cardio Vascu-Grow™ is the active ingredient can lower the overall cost of treating coronary heart disease. This analysis reinforces our decision to make the treatment of coronary heart disease the first market for development.

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

The key elements of our strategy are:

Obtain Regulatory Approval of Cardio Vascu-Grow™

Our first and primary task is to obtain FDA regulatory approval for our drug candidates with Cardio Vascu-Grow™ as the active ingredient. We will continue with our clinical trials until our new drug candidates for No-Option Heart Patients, Wound Healing, and other new drug candidates are approved for commercial sale. At the same time we file for approval in the United States, we will file for approval to the European Union. This is done by submitting basically the same approval application to the European Commission, which handles new drug approvals for the entire European Union. We may be required to conduct additional clinical trials to obtain European approval.

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

Our specific goals for 2006 relative to advancing our product development pipeline are as follows:

•	Complete Phase I, of the No-Option Heart Patients trial.

•	Initiate and complete the Wound Healing Phase I trial.

•	Obtain FDA authorization and begin and complete the Peripheral Artery Disease (PAD) Phase I trial.

•	Obtain FDA authorization and begin Phase II in the No-Option Heart Patients trial.

•	Begin the Proof of Concept trial for Lumbar Ischemia.

•	Conduct research to understand whether Cardio Vascu-Grow™ can trigger the growth of new beta cells for insulin production in diabetics.

•	Obtain FDA authorization and begin our Phase II Wound Healing Trial.

•	Conclude our research to understand whether Cardio Vascu-Grow™ may be a realistic therapy for stroke recovery and intestinal ischemia.

•	Conduct research to understand whether Cardio Vascu-Grow™ can trigger myogenesis (growing new heart muscle tissue) in the heart.

Our specific goals for 2006 relative to advancing our financial stability are as follows:

•	Complete a new financing sufficient to fund us at least through the first quarter of 2007.

•	Have our shares listed on an exchange.

•	Increase the awareness about our Company in the general public and the investing public, with institutional investors, the medical community, and with payers.

•	Explore opportunities for a collaborative research and business relationship with a medical imaging company.

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

No-Option Heart Patients

These potential customers are those people whose doctors have informed them that presently there exists no traditional medical treatment for their heart disease condition. These patients’ condition could be the result of having already received heart by-pass surgery, the result of a heart transplant, or other medical conditions where traditional medical treatments are not applicable. Based on the opinion of medical experts reported in the February 14, 1998 Wall Street Journal, we believe the marketplace of this No-Option Heart Patients category in the United States alone approximates 150,000 new patients every year. Based on the results of Dr. Stegmann’s second clinical study in Germany, we believe both potential patients and their doctors should be very interested in our new drug candidate for No-Option Heart Patients in which Cardio Vascu-Grow™ is the active ingredient as treatment to grow new blood vessels for the human heart around clogged arteries.

Specific Marketing and Sales Plan for our drug candidate for No-Option Heart Patients. We will market our drug candidate for No-Option Heart Patients to the patient community through targeted advertising efforts. Likewise, we will target members of the medical profession who specialize in heart disease. Most of our marketing campaign will involve raising customer awareness in patients, doctors and payers. A person with a heart problem does not have to be sold hard to save his or her life; he or she simply needs to be aware the treatment exists. Our marketing strategy will be based upon the premise that the four customer groups (payers, hospitals, doctors and patients) have different senses of urgency. These factors influence desire to adopt and time for adoption by a given customer group. If our drug candidate for No-Option Heart Patients delivers the benefits we hope to demonstrate, patients’ desire to either live or enjoy an improved quality of life should exert significant demand on doctors and hospitals to provide our drug candidate for No-Option Heart Patients and procedure. If our drug candidate for No-Option Heart Patients delivers the benefits we hope to demonstrate, and if the results of the benefits of the drug include a decrease in the need for, and cost of, repeat angiograms and subsequent treatment for recurrent angina, we then believe the cost savings to payers may exceed the cost of the drug. Then, payers’ desires to save costs and/or improve profits should exert demand on hospitals and doctors to provide our drug candidate for No-Option Heart Patients and procedure. Accordingly, we intend to market our product by creating demand from payers and patients and acceptance from hospitals and doctors.

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

In the area of distribution, the drug kit for our drug candidate for No-Option Heart Patients is expected to be about the size of a small lunch box. It can be delivered via overnight shipment. There are some special handling needs and the shipping kit can be constructed to satisfy those requirements.

Specific Marketing and Sales Plan for Our Drug Candidate for Wound Healing. We are currently formulating our sales and marketing plan for our drug candidate for Wound Healing. We anticipate that the strategy may be similar to the strategy for sales and marketing of our drug candidate for No-Option Heart Patients.

Facilities

We have signed a 7 year lease for a fully built-out laboratory facility in the San Diego area. This space comprises approximately 5000 square feet and is equipped with wet labs, chemical hoods, and a fully functional vivarium, in which small animal efficacy experiments can be performed. The lease rate is approximately $14,000 per month. We anticipate hiring approximately 6 scientists over the next 12 month period to staff this pre-clinical research lab.

Manufacturing

Phage Biotechnology Corporation, an affiliated company (“Phage”), manufactures our pharmaceutical products in its new laboratory production facility in San Diego, California, and is our sole source of supply. Phage has developed a proprietary manufacturing process to produce protein pharmaceutical products. To date, Phage has manufactured all the clinical doses required for our ongoing and soon to commence Phase I clinical trials and has the manufacturing capacity to provide product for the Phase II and III trials as well. Additionally, we are investigating other outsourced contract manufacturers as a backup to Phage should there ever be any interruption in supply or capacity issues.

Based on the FDA’s previous reviews of investigational drug applications submitted by Phage, we believe Phage’s manufacturing operations are in compliance with regulations mandated by the FDA for Phase 1 and Phase II trials. However, Phage’s current or future facilities would need to be certified as a GMP facility by the FDA in order for it to begin manufacturing commercial quantities of our drug candidates for sale, and there can be no assurance that Phage’s current or future facilities would be so certified. As part of the ongoing clinical trials, the FDA reviewed documentation of Phage’s manufacturing process and quality control systems and the clinical trial was authorized to commence. As part of the federal regulatory approval for Cardio Vascu-Grow™, a facility inspection will occur by the FDA.

For details about our contract with Phage to develop and manufacture our drug candidates see Item 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

Collaboration

We continue to be open to and to evaluate the economic benefits of collaborations on research and development activities for individual or groups of potential new drug candidates in our product pipeline. In this regard, we currently are explaining obtaining commercial rights to human fibroblast growth factor-1 mutants that may have enhanced stability or potency as a therapeutic agent.

Training

The procedure to administer our drug candidate for No-Option Heart Patients is a relatively simple procedure for a cardiac surgeon. The procedure to administer our drug candidate to PAD patients is a relatively simple procedure for a vascular surgeon. Based on discussions with surgeons participating in our current clinical trial, no additional training for surgeons that will administer the drug in the future will be needed. The procedure for administering our drug candidate for Wound Healing is also a relatively simple procedure for health care providers of applying a salve to the wound. We believe that no additional training for administering the drug in the future will be needed.

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

Patents and Proprietary Technology

Pursuant to an ownership and license agreement with Phage, we and Phage each have an undivided half ownership interest in the U.S. and foreign patent rights necessary to develop and commercialize drug products containing Cardio Vascu-Grow™. All patent rights were owned by Phage prior to the agreement. In consideration of Phage’s assignment to us of a half ownership interest in the patent rights, we agreed to pay Phage for technical development services related to the manufacture of Cardio Vascu-Grow™ and the formulation of the drug candidates, and to either purchase the drug candidates from Phage for 10% of the net sales price or pay Phage a royalty of 6% of our net sales price if we obtain the drug candidates from any other source.

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of products such as ours and in our ongoing research and product development activities. As noted above, our drug candidates will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigative new drug application (IND), which must be approved before clinical trials in humans may begin. Typically, clinical evaluation involves a time consuming and costly three-phase process.

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

Stock Based Compensation. We account for stock option grants to employees using the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Stock-Based Compensation” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” In March 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since we have has historically followed the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 148 has had no impact to our financial position or results of operations. However, our financial statement disclosures have been designed to conform to the new disclosure requirements that SFAS No. 148 prescribes.

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

Valuation of Derivative Instruments. FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes Model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.

Research and Development Costs. We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred.

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2006 (unaudited), we have accumulated a deficit of $36,743,820. There can be no assurance that we will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Employees and Other Personnel

As of October 16, 2006, we had a total of twenty-one employees, nineteen of whom were full-time. Three of the nineteen full-time employees are in research and development, and sixteen are in operations and administration. We had total of twenty independent contractors or subcontractor personnel with sixteen people in research and development, including clinical development and four people in operation and administration. None of our employees are represented by a labor union, and we believe we have good employee relations.

Results of Operations

Nine months Ended September 30, 2006 and 2005

Our activities during the nine month period ended September 30, 2006 consisted almost entirely of research and development and general corporate activities to support our FDA clinical trials. Research and development expenses increased 110% from $2,266,631 to $4,756,693 for the nine months ended September 30, 2005 and 2006 respectively.

The increase of $2,490,062 is due to increased clinical costs of $964,399 for the nine months ended September 30, 2006. The increase in clinical costs is due to:

Our “No-Option Heart Patient” Phase I trial is now complete with respect to the patient injections and we are compiling the data for submission to the FDA. We are currently collecting the final safety data at 12 month follow-up visits on our patients who were treated in our Phase I clinical trial. We are in the process of filing a report with the FDA listing any adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. We have finalized the development of a clinical protocol for our next Phase II study, where we will test our drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen a new clinical research organization, Kendle to oversee and manage our international Phase II trial. Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of our clinical trials, we now estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2009.

During the nine month period ended September 30, 2006, we were authorized by the FDA to conduct clinical testing of our wound healing drug candidate, in which Cardio Vascu-Grow™ is the active ingredient, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at two clinical sites located in the Pittsburgh, PA area. As of September 30, 2006, two patients have been dosed, and we anticipate the clinical trial to be completed in the fourth quarter of 2006. Previously, we completed animal studies that demonstrated that our wound healing drug candidate in which Cardio Vascu-Grow™ is the active ingredient was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial.

A clinical protocol for a PAD Phase I study in diabetic patients has been prepared at a cost of $100,000 and was submitted to the FDA for their review in August 2006. We have received FDA- authorization to initiate our Phase I clinical trial in PAD patients suffering from intermittent claudication and anticipate beginning treating patients in the first quarter of 2007.

The increase in research and development costs was also due to salaries and benefits of employees of $1,106,079, and R&D operating expenses of $369,154 as we continue to add resources to this function. As of October 16, 2006, we had three scientist employees, sixteen scientists under contract with our contract manufacturer, a related party, and two other individuals involved in research and development activities under contract as compared to three scientist employees, twelve scientists under contract with our contract manufacturer, Their tasks included overseeing preclinical testing, researching other medical uses of Cardio Vascu-Grow™ and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of Cardio Vascu-Grow™ used in the clinical trials meets the specifications required by the FDA.

	For the Nine Months Ended September 30,
	2005	2006	$ Change	% Change
Research and development (a)	$2,266,631	$4,756,693	$2,490,062	110%

(a)	Includes $415,337 and $1,820,227 paid to Phage Biotechnology Corporation

General and administrative expenses increased 34% from $6,577,642 to $8,801,457 for the nine months ended September 30, 2005 and 2006, respectively. The increase of $2,223,815 is as a result of a substantial increase in our marketing expenses of $1,338,000 as we became more active in our corporate development and investor relations activities and contributions to a non-profit medical education organization of $214,000. Related to these activities, our travel expense increased $174,000 during the nine months ended September 30, 2006 as compared to the year ago period.

Another increase in administrative expenses relates to opening our corporate office in Las Vegas our rent has increased $89,000 and the increase in staff size to 16 full time, 2 part time and 4 contractors from 8 full time employees and 8 contractors staff resulting in an increase in staff salaries of $217,000 during the nine months ended September 30, 2006 as compared to the year ago period.

In addition to staffing our computer expenses have increase accordingly as we now are running on our network and have improved our redundancy and back-up capabilities resulted in an increase of $413,000 during the nine months ended September 30, 2006 as compared to the year ago period.

Our legal and professional expenses have increased approximately $247,000 as we have stepped up our corporate activities and complying with Sarbanes Oxley requirements during the nine months ended September 30, 2006 as compared to the year ago period.

Other increased expenditures include insurance of $140,000 which is mostly related to our increased D&O costs,

	For the Nine Months Ended September 30,
	2005	2006	$ Change	% Change
General and administrative (b)	$6,577,642	$8,801,457	$2,223,815	34%

(b)	Includes $148,507 and $121,575 paid to Phage Biotechnology Corporation

Interest income increased to $604,774 from $209,255 for the nine months ended September 30, 2006 and 2005, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of the convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Nine Months Ended September 30,
	2005	2006	$ Change	% Change
Interest income	$209,255	$604,774	$395,519	189%

Interest expense increased 126% to $3,588,970 from $1,589,485 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly, and includes non-cash charges to interest expense for amortization of deferred financing costs of $273,214 and amortization of discount for the fair value of derivatives of $1,861,101 aggregating $2,134,315 of interest expense from amortization. The 2005 interest charge includes similar non-cash charges of $712,461 related to charging off the unamortized deferred debt financing costs, and $710,001 of unamortized debt discount.

	For the Nine Months Ended September 30,
	2005	2006	$ Change	% Change
Interest expense	$1,589,485	$3,588,970	$1,999,485	126%

Adjustments to fair value of derivatives arose in the period ended September 30, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivate features in the warrants. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of September 30, 2006 was a non-cash income item to the statement of operations of $8,955,704.

	For the Nine Months Ended September 30,
	2005	2006	$ Changes	% Changes
Adjustments to fair value of derivatives	$—	8,955,704	8,955,704	100%

Three months Ended September 30, 2006 and 2005

Our activities during the three month period ended September 30, 2006 consisted almost entirely of research and development and general corporate activities to support our FDA clinical trials. Research and development expenses increased 45% from $1,071,517 to $1,555,211 for the three months ended September 30, 2005 and 2006 respectively.

The increase of $483,694 is due to increased clinical costs of $177,004 for the three months ended September 30, 2006 and the clinical costs are due to:

In the third quarter of 2006, we have finalized the development of a clinical protocol for our next Phase II study, where we will test our drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen a new clinical research organization, Kendle, to oversee and manage our international Phase II trial. Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of our clinical trials, we now estimate the injections into patients for our Phase II and pivotal Phase III clinical trials should be completed in 2009.

In the third quarter of 2006, we started the Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at two clinical sites located in the Pittsburgh, PA area. As of September 30, 2006, two patients have been dosed, and we anticipate the clinical trial to be completed in the fourth quarter of 2006.

In the third quarter of 2006, we completed a clinical protocol for a PAD Phase I study in diabetic patients has been prepared at a cost of $100,000 and was submitted to the FDA for their review in August 2006. We have received FDA- authorization to initiate our Phase I clinical trial in PAD patients suffering from intermittent claudication and anticipate beginning treating patients in the first quarter of 2007.

The clinical cost increase is also due to salaries and benefits of employees of $215,425, and operating expenses of $75,329 as we continue to add resources to this function. As of October 16, 2006, we had three scientist employees, sixteen scientists under contract with our contract manufacturer, a related party, and two other individuals involved in research and development activities under contract as compared to three scientist employees, twelve scientists under contract with our contract manufacturer, Their tasks included overseeing preclinical testing, researching other medical uses of Cardio Vascu-Grow™ and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of Cardio Vascu-Grow™ used in the clinical trials meets the specifications required by the FDA.

	For the Three Months Ended September 30,
	2005	2006	$ Change	% Change
Research and development (a)	1,071,517	1,555,211	483,694	45%

(a)	Includes $191,106 and $1,013,773 paid to Phage Biotechnology Corporation

General and administrative expenses decreased 6% from $3,363,393 to $3,150,552 for the three months ended September 30, 2005 and 2006, respectively. The decrease of $212,841 is related to a decrease of $69,000 in amortization of stock options, reduction of $19,556 in office expenses, and decrease in postage and shipping of $14,265 for the three months ended September 30, 2006.

There was an increase of $316,000 in our marketing expenses of as we became more active in our corporate development and investor relations activities and contributions to a non-profit medical education organization of $153,000. Related to these activities, our travel expense increased $35000 during the three months ended September 30, 2006 as compared to the year ago period.

Another increases in administrative expenses relate to opening our corporate office in Las Vegas our rent has increased $17,000 and the increase in staff size to 16 full time, 2 part time and 4 contractors from 8 full time employees and 8 contractors staff resulting in an increase in staff salaries of $105,000, for the three months ended September 30, 2005 and 2006 respectively.

In addition to staffing our computer expenses have increase accordingly as we now are running on our network and have improved our redundancy and back-up capabilities resulted in an increase of $153,000 during the three months ended September 30, 2006 as compared to the year ago period.

Our legal and professional expenses have increased approximately $75,000 as we have stepped up our corporate activities and complying with Sarbanes Oxley requirements during the nine months ended September 30, 2006 as compared to the year ago period.

Other increased expenditures include insurance of $40,000 which is mostly related to our increased D&O costs.

	For the Three Months Ended Sept 30,
	2005	2006	$ Change	% Change
General and administrative (b)	$3,363,393	$3,150,552	(212,841)	-6%

(b)	Includes $70,760 and $25,434 paid to Phage Biotechnology Corporation

Interest income increased to $205,830 from $86,001 for the three months ended September 30, 2006 and 2005, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of the convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Three Months Ended September 30,
	2005	2006	$ Change	% Change
Interest income	$86,001	$205,830	119,829	139%

Interest expense increased to $1,775,719 from $37,539 for the three months ended September 30, 2006 and 2005, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly and includes non-cash charges to interest expense for amortization of deferred financing costs of $273,214 and amortization of discount for the fair value of derivatives of $1,861,101 aggregating $2,134,315 of interest expense from amortization.

	For the Three Months Ended September 30,
	2005	2006	$ Change	% Change
Interest expense	$37,539	$1,775,719	1,738,180	4630%

Adjustments to fair value of derivatives arose in the period ended Sept 30, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivate features in the warrants. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of September 30, 2006, was a non-cash income item to the statement of operations of $5,208,897.

	For the Three Months Ended September 30,
	2005	2006	$ Changes	% Changes
Adjustments to fair value of derivatives	—	$5,208,897	5,208,897	100%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through September 30, 2006, we have received net proceeds of approximately $51,643,449 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through September 30, 2006.

Security	Net Proceeds
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000

Total net proceeds from stock issuances	4,424,400

Convertible Notes—Series I
7% notes payable convertible into common stock at $2 per share or after an initial public offering (“IPO”) at $2 per share or 50% of the IPO Price, whichever is lower	7,138,793
Convertible Notes—Series II
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO price, whichever is lower	4,973,958

Convertible Notes—Series IIa
7% notes payable convertible into common stock at $4 per share or after an IPO at $4 per share or 50% of the IPO price, whichever is lower	753,667

Total net proceeds for issuance of our pre-IPO convertible notes payable	12,866,418

Net proceeds from the IPO
1,725,000 shares of common stock sold at $10.00 per share net of the Underwriter’s discount of 7% and non-accountable expenses of 2.75%	15,693,125
Warrants exercises
100,000 warrants exercised	3
Option exercises
388,466 stock option exercised	212,503
Net Proceeds from private placement of secured convertible notes of $20,000,000
Senior Secured Notes with warrants to purchase 705,882 shares of Company’s common stock at $8.50 per share and notes convertible into shares of Common stock at $12 per share, net of closing fees and investment banking fees	18,447,000

Total net proceeds from financings through September 30, 2006	$51,643,449

As of September 30, 2006, we had $13,034,971 in cash, cash equivalents and short-term investments. We believe that our cash will be sufficient to fund reduced operations by progressing only our Wound Healing Indication through at least the first quarter of 2008. This would be a dramatic decrease to all our drug development and corporate activities.

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

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

Income Taxes

At September 30, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $30,527,319 and $33,478,054, respectively, as compared to $25,700,000 at December 31, 2005, which expire through 2020. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The company also has a federal research and development credit carry forward of $172,834.

For the nine months ended September 30, 2006, the Company recognized certain tax benefits in amount of $610,000 related to temporary differences and recorded a valuation allowance against these tax benefits of an equal amount.

At September 30, 2006, we had deferred tax assets representing primarily the benefit of net operating loss carry forwards. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Cash Flow

Nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, our operating activities consumed cash of $13,680,056, an increase of $4,496,348 over the nine months ended September 30, 2005. Our activity level in 2006 increased dramatically over the level of activity in 2005 in both research and development activities and our general and administrative activities because we were able to raise cash through our IPO in February 2005 and the private placement of secured convertible notes in March of 2006. This liquidity allowed us to proceed with increase drug development activities and clinical trials in “No Option heart, Wound healing and Peripheral Artery Disease, add needed administrative capability and personnel, resume our marketing activities, and move forward with preparing us to be a public company.

Purchase of short term investments consumed $33,532 of cash combined with $578,427 of capital expenditures for property and equipment, resulting in $611,959 of cash consumed in investing activities for the period ended September 30, 2006, which was an increase of $502,224 over the nine months ended September 30, 2005.

Financing activities generated $18,481,501 of cash during the nine month ended September 30, 2006, an increase of $3,373,245 over the nine months ended September 30, 2005. This increase is primarily related to proceeds from the private placement of the senior secured convertible notes payable and option exercises during the nine months ended September 30, 2006 exceeding the proceeds from our IPO during the nine months ended September 30, 2005.

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

Based on historical as well as budgeted expenditures, we believe that our current available cash will be sufficient to fund reduced operations by progressing only our Wound Healing Indication through Phase III through at least the first quarter of 2008. This would be a dramatic decrease to all our drug development and corporate activities.

We will need to raise additional external funds in the future through the sale of additional equity or debt securities to continue to develop our drug candidates at our current rate of expenditure. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of September 30, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$19,704,277	—	$19,704,277	—	—
Operating lease obligations(b)	$2,772,250	$220,956	$981,752	$1,100,062	$469,480

(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see footnote 9). During the third quarter of 2006, Noteholders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares).
(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. The five year lease obligation is approximately $1,060,000. Cardio entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. Cardio will pay approximately $585,594 in base rent for the expansion space throughout the term of the lese. Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space.

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

In August 2004, we guaranteed Phage’s obligations under its lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period September 1, 2004 through August 31, 2006, and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.

On March 15, 2006, we guaranteed Phage’s lease obligations for a new manufacturing facility in San Diego, CA, through July 2013. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.

On October 24, 2001, we entered into a service agreement with a clinical research organization, Hesperion, Inc. (TouchStone, formerly “Clinical Cardiovascular Research, L.L.C.”). Hesperion is dedicated to the clinical development of investigational drugs and devices for cardiovascular indications. Hesperion will assist us with the FDA approval process for its drug. Hesperion’s fees are based on negotiated rates for services plus expenses. Service fees for the six month period ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $822,307, $1,508,867, and $4,492,162, respectively.

We have signed a royalty agreement with Dr. Stegmann that provides him with a one percent royalty on net revenue from the sale of our Cardio Vascu-Grow™ products, if any, through December 31, 2013, measured quarterly and payable 90 days after quarter end.

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

We entered into a contract in June 2004 with Catheter and Disposables Technologies, Inc. to design, develop and fabricate two different prototype catheter products that will allow the administration of Cardio Vascu-Grow™ by catheter procedures. Service fees for the nine month period ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $31,240, $18,534 and $68,126, respectively.

On April 10, 2005, we entered into a marketing agreement with JDM Consulting to implement a wide-ranging marketing and shareholder awareness program. Cost for the year for the nine month period ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $1,133,000, $1,460,000 and $2,593,000, respectively.

On August 8, 2005, we entered into a service agreement with bioRASI, LLC. For the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. Service fees for the nine month period ended September 30, 2005 (unaudited), 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited), were $104,082, $668,220 and $848,279, respectively.

We entered into a Securities Purchase Agreement dated March 20, 2006 with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

We entered into an agreement with Capital Financial Media, LLC (“Capital”) on July 6th, 2006, for the purpose of preparing and distributing information about the Company. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited) and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $870,000, and $870,000, respectively.

On August 8, 2006, we signed a master service agreement with Kendle, a leading global clinical research organization (CRO). Charles River Laboratory will support us in our Phase II No-Option Heart Patient clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $772,236, and $772,236, respectively.

On August 4, 2006, we entered into consulting agreement with Bruckner Group Incorporated for economic studies of Cardio Vascu-Grow, and exploring the potential economic consequences of applying Cardio Vascu-GrowTM to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $237,500, and $237,500, respectively.

On June 6, 2006, we entered in to consulting agreement with Zimmerman Adams International Limited, to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 (GBP) before admission to AIM and another 50,000(GBP) upon admission to AIM. Service fees for the nine month period ended September 30, 2005 (unaudited), and 2006 (unaudited), and the period from March 11, 1998 (inception) to September 30, 2006 (unaudited) were $0, $93,760, and $93,760, respectively.

Off-Balance Sheet Transactions

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September, 2006, FASB Statement No. 157, Fair Value Measurements, was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is evaluating how SFAS 157 will impact its results of operations and financial position.

In September, 2006, Staff Accounting Bulletin issued Interpretation No. 108. This new standard provides guidance in processing of qualifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in qualifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted this principal to address the qualified financial misstatements and prior period errors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. The effective duration of our portfolio is less than six months, and no security has an effective duration in excess of six months. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to all timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation, nor are there any pending legal proceedings at this time.

Item 1A. Risk Factors

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $36,743,820 as of September 30, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At September 30, 2006, we had $13,034,971 in cash and short-term investments. On March 20, 2006, we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. Although there can be no assurances, we believe that our cash will be sufficient to fund reduced operations by progressing only our Wound Healing Indication through at least the first quarter of 2008. This would be a dramatic decrease to all our drug development and corporate activities.

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

On March 20, 2006, we completed a private placement (the “Private Placement”) of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the our common stock (the “Securities”). We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. We may also incur cash damages if we fail to issue and deliver certificates of our common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. We may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, we may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event, the holder of a note has the option to require us to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

If we are unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on our liquidity, as well as a potential change of control of the Company.

In the future, we may not be able to raise additional necessary capital on favorable terms, if at all.

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

Unlike many pharmaceutical companies that have a number of products in development and that utilize many technologies, we are dependent on our basic drug technology for the success of our company. While our core technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we currently do not have others to fall back on, and our business will fail.

Our new drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

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

We have commenced treatment of patients in the planned Phase I clinical trials of our No-Option Heart Patient new drug candidate. The FDA has authorized a second Phase I trial for diabetic wound healing, which is scheduled to begin in the first half of 2006. Ongoing or future clinical trials may demonstrate that our new drug candidates are neither safe nor effective.

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

Failure to retain and recruit qualified scientists will delay our development efforts.

As of October 30, 2006, we had three scientist employees, including John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and sixteen scientists under month to month contracts, including our Co-President and Chief Clinical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

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

If any of our key executives discontinue their employment with us, our efforts to develop our business may be delayed.

We are highly dependent on the principal members of our management team and the loss of our Chairman, Co-President and Chief Executive Officer, Daniel C. Montano, or our Co-President and Chief Clinical Officer, Thomas Stegmann, M.D. or our Chief Financial Officer, Mickael A. Flaa, or our Chief Operating Officer, John W. Jacobs, could impede the achievement of our development efforts and objectives.

On August 28, 2006, Alexander G. Montano resigned from the board of directors of Cardio. Prior to his resignation, Mr. Montano held the position of Vice Chairman of the Board of Directors. Mr. Montano’s resignation was based solely upon outside business activities. Specifically, the continued growth of his financial services firm C.K. Cooper & Company demanded more of his direct attention and focus. His resignation does not reflect any disagreement with management in any way.

On October 3, 2006, Cardio announced that Grant Gordon has been named Vice Chairman of its Board of Directors. Mr. Gordon has more than 28 years of international finance experience raising and managing private assets, as well as institutional investment management.

Prior activities of our Chief Executive Officer, as well as certain conflicts of interest that he has, may increase the risks of an investment in our company.

Daniel C. Montano, our Chairman of the Board, Co-President, Chief Executive Officer and the owner of 24.75% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Our key executives devote less than all of their business time to us.

Our Chief Executive Officer and Co-President, Daniel C. Montano, along with Chief Financial Officer and Vice President, Mickael A. Flaa, and Chief Scientific Officer and Chief Operating Officer and Vice President,

John W. Jacobs, devote a sufficient amount of their business time to our company to discharge 100% of their duties, and also devote time to an affiliated company which does business with us, and the balance of their time on other affairs. We do not have employment agreements with our executive officers or key employees. See following Risk Factor about potential conflicts of interest.

Our relationship with Phage Biotechnology Corporation, and the relationship of our key executives to Phage, creates potential for conflicts of interest.

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

Daniel C. Montano beneficially owns approximately 24.75% of our outstanding voting stock. Mr. Montano also owns 18.9% of the outstanding voting stock of Phage. He is the Chairman of the Board and Chief Executive Officer of both companies. In addition, we own 4.32% of Phage’s outstanding common stock. Additionally, certain of our officers and former directors (including Daniel C. Montano, Mickael Flaa, Dr. John Jacobs, Alexander G. Montano, Grant Gordon, Joong Ki Baik and Thomas Ingram) beneficially own or hold voting control over an aggregate of 27% of Phage’s outstanding common stock. Daniel C. Montano, Grant Gordon and Alexander G. Montano are among certain signatories to a Phage Controlling Stockholders Agreement that provides for an agreement to vote together.

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

Our Chairman, Co-President and CEO is a guarantor of our obligation under our senior secured notes and warrants.

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs in which Cardio Vascu-Grow™ is the active ingredient after the FDA approves such drugs, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

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

We have entered into an agreement with our affiliated company, Phage, to manufacture our drug candidates in which Cardio Vascu-Grow™ is the active ingredient for us and to supply it to us. We are currently exploring a back-up contract manufacturing source for our drug candidates but to date have not concluded any supply contracts. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents, and then the agreement will expire on the date of the last patent to expire. Any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative supply. Any delay or interruption would likely lead to a delay or interruption in the production of our drug candidates and could negatively affect our operations. In addition, as part of the drug approval process, The FDA will inspect Phage prior to approval of the drug. If we obtain FDA approval for Cardio Vascu-Grow™, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of our our drug candidates and thus negatively affect our ability to generate revenues.

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

Our profitability will depend on the market’s acceptance of our products at profitable prices, which may depend upon the agreement of third party payers to reimburse. If the medical community and patients do not ultimately accept any products developed by us as being safe and effective, as well as cost effective, we may not recover our investment, and our business may fail.

If we fail to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing drugs.

Fibroblast growth factor 1, or FGF-1, and derivatives are powerful stimulators of new blood vessel growth. Our intellectual property rights cover certain methods of manufacturing and using these forms, but do not cover the primary structure of FGF-1 or derivatives, and there are other ways to manufacture FGF-1 not covered by our patents. Consequently, we may not prevent others from manufacturing FGF-1 by a different technology. Moreover, other uses of FGF-1 are not covered by our existing patents.

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

The biotechnology and pharmaceutical industries have been characterized by extensive patent litigation, and companies have deployed intellectual property litigation to gain a competitive advantage.

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

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases our new drug candidates target. All potential competitors that we know about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics, Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public, however in March 2006, the FDA placed the clinical trial of Boston Scientific Corporation and Corautus Genetics, Inc. on hold due to reported serious adverse events and Corautus reported in October 2006 that there was no statistical difference between control and treated patients in this trial. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

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

We completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock on March 20, 2006. The notes are convertible into shares of the Company’s common stock at any time at $12 per share (the “Fixed Conversion Price”. In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009. In connection with the notes, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Our stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders.

During the third quarter of 2006, Note holders converted $295,723 of the convertible senior secured noted to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the period ended September 30, 2006 $7,576 of interest on senior secured convertible notes were paid with common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. Approximately 100,940,265 shares of our common stock are available for resale under Rule 144, which includes shares that became eligible for sale as a result of the expiration of lock-up arrangements between certain of our stockholders and underwriters, the last lock-up of which expired on August 11, 2006. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 74.1% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

In selling our convertible notes, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give note holders a right to rescind their purchases.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules the SEC subsequently implemented, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to continue to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

When the trading price of our common stock is below $5.00 per share, our common stock becomes subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

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

Use of Proceeds from IPO

The Company has expended approximately $15,693,125 of the IPO proceeds of which approximately $5,460,548 was expended for funding preclinical and clinical trials and $10,141,018 for general and administrative activities. The Company has also expended approximately $91,559 for interest on the Senior Secured Promethean notes out of the IPO proceeds.

Use of Proceeds from Private Placement

The Company has expended approximately $5,732,924 of the proceeds from the Senior Promethean notes of which approximately $1,796,976 was expended for funding preclinical trials and $3,337,242 for general and administrative activities. The Company has also expended approximately $598,706 for interest on the Senior Secured Promethean notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
10.1	Lease agreement dated August 7, 2006 (incorporated by reference to Exhibit 10.2 to the form 8-k filed with the Securities and Exchange Commission on August 11, 2006).

10.2	Second amendment dated August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-k filed with the Securities and Exchange Commission on September 6, 2006).

10.3	First amendment dated September 1, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-k filed with the Securities and Exchange Commission on September 14, 2006).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

November 3, 2006	By:	/s/ Mickael A. Flaa
Mickael A. Flaa
Vice President, Chief Financial Officer and Treasurer