Form 10-K
period 2006-12-31
CardioVascular BioTherapeutics, Inc.
filed 2007-04-16
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sales price of the Common Stock on April 11, 2007, as reported by the Over The Counter Bulletin Board, was approximately $63,721,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D filed with the Commission and is as of December 31, 2006. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 11, 2007, there were 130,301,947 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year ended December 31, 2006, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

Item 1. BUSINESS

FORWARD LOOKING STATEMENTS

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

BUSINESS

A. Overview

We are a biopharmaceutical company focused on developing new drugs for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. The active pharmaceutical ingredient (“API”) in our drug candidates is FGF-1141 (formerly called Cardio Vascu-Grow™) and it facilitates the growth of new blood vessels in the heart and other tissues and organs with an impaired vascular system, a process referred to in the scientific community as “angiogenesis.”

In 1994, 1995, and 1998, Dr. Thomas Stegmann, a founder of the Company, tested a protein drug candidate with the same API. A total of 40 patients were treated with a drug containing FGF-1141, pre-clinical work by the Company and others has shown that when FGF-1141 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. We were established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Stegmann performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998 which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted to us a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of Dr. Stegmann’s German clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. We have made no royalty payments under this Agreement.

We have never generated revenues. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the United States Food and Drug Administration (“FDA”) approves one of our drug candidates and we begin marketing it. We expect to continue to invest significant amounts on the development of our drug candidates. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of FGF-1141 and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We conduct research to identify and evaluate medical indications that may benefit from our protein drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. We classify our research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, the FDA-authorized trials, and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. We outsource our clinical trials and our manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

These expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for our pre-clinical activities as these amounts are subject to the outcome of current pre-clinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities, and through the end of December 31, 2006, have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for our drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

B. Market Opportunity

According to the American Heart Association 2007 Update, coronary heart diseases account for more deaths than any other single cause or group of causes in the United States. The American Heart Association 2007 Update indicates that cardiovascular disease as the underlying cause of death accounted for 36.3% of deaths in 2004 in the United States. We are working on the following drug candidates with FGF-1141 containing API:

FDA Authorized Clinical Trials:

Drug Candidate	Indication
• CVBT-141A	Severe Coronary Heart Disease (“CHD”)—surgical delivery
• CVBT-141B	Dermal Ulcers(Wound Healing)
• CVBT-141C	Peripheral Artery Disease (“PAD”)

Proof of Concept clinical trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Lumbar Ischemia
• CVBT-141H	CHD—injection catheter delivery

Drug Candidate CVBT-141A for CHD—surgical delivery

In August 2004 the Company was authorized to proceed with a Phase I clinical trial in CHD. All patients have been enrolled and treated as of October 31, 2006. A full study report for this trial will be submitted to the FDA. A Phase II clinical trial protocol is being drafted with input from Kendle, Inc., the clinical contract research organization that will carry out our multi-site, international Phase II trial, including sites in the European Union (“EU”).

Drug Candidate CVBT-141B for Dermal Ulcers

The market for wound healing includes diabetic, bedridden and elderly patients that suffer from wounds, open sores, and diabetic ulcers. According to the U.S. Healthcare Financing Administration (also known as Centers for Medicine and Medicaid Services or “CMS”), approximately 3.0 to 5.0 million patients a year suffer from these maladies. Annual treatment costs in the United States alone are in the range of $5-7 billion. Our IND Application to the FDA has been allowed, and we have commenced a Phase I clinical trial in patients with diabetes or venous stasis ulcers.

Drug Candidate CVBT-141C for PAD

Peripheral Artery Disease (PAD) is a disease in which the arteries of the leg become blocked, leading, in many cases, to intense pain and suffering for these patients. FGF-1141 has proven to be a potent stimulator for growing new blood vessels in affected areas of the legs of rabbits, thereby providing blood perfusion to the leg. In its most severe form, PAD can lead to extensive tissue loss and gangrene, which, for patients, particularly those suffering from diabetes, results in amputation of the limb. Though many therapies are being developed to treat PAD, there are an increasing number of limb amputations in such patients, many of whom suffer from diabetes. According to the American Heart Association’s 2007, report, there are about 8 million Americans suffering from PAD. We have received authorization from the FDA to initiate a Phase I trial in patents with intermittent claudication, a form of PAD.

C. Scientific Overview

FGF-1141, our API is a protein, and is a member of the fibroblast growth factor family. FGF-1141, or the 141 amino acid form of fibroblast growth factor-1, is a powerful stimulator of new blood vessel growth, a process referred to in the scientific community as “angiogenesis.” This is due to the fact that FGF-1141 stimulates the growth and multiplication of the two main cell types of blood vessels, smooth muscle cells and endothelial cells. Extensive work by us and others has shown that, when FGF-1141 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. Proteins such as FGF-1141 represent a novel way to circumvent clogged arteries in patients with heart disease.

The first clinical study using FGF-1141 was performed by our co-founder Dr. Thomas Stegmann from 1995 to 1997 in Fulda, Germany. A drug containing FGF-1141 was injected directly into the wall of the heart of 20 patients with coronary artery disease. These patients were also receiving a coronary bypass procedure (“CABG”) on another affected artery. A control group of 20 patients received bypass surgery together with doses of inactive FGF-1141. The patients treated with drug containing FGF-1141 showed a significant increase in localized blood vessel growth at the site of injection, and importantly, these vessels persisted when examined at a three year follow-up examination. The blood vessel growth was determined to be statistically significant over controls at both three months (P-value less than 0.005) and three years (P-value less than 0.005) following injection of FGF-1141.

In the scientific and medical research communities, the term “statistically significant” means that a particular experimental test has a P-value of less than 0.05. P-values are calculated from experimental variations typically seen in scientific or medical testing. Thus, if the blood vessel growth in the German clinical tests had reflected P-values of greater than 0.05, the growth would have been deemed to be statistically insignificant. As a test’s P-value decreases below 0.05, the more statistically significant the result is deemed to be in the scientific and medical research communities.

The amount of blood vessel growth in the heart muscle was determined by angiograms wherein a dye was injected into the affected areas. New blood vessel growth was measured through digital photographic analysis of the dyed areas, a process referred to in the scientific research community as the mean gray value, or gray value, analysis. The gray value measurements for the heart muscles injected with FGF-1141, and the control group which did not receive the injections, at three months after surgery and three years after surgery were as follows:

	3 Months After Surgery	3 Years After Surgery
Test Group	59	65
Control Group	20	18

This analysis of the results between the Test Group and the Control Group reflected an approximately threefold increase in vascular density in the treated areas in the Test Group as compared to the Control Group at both measurement times.

Statistical analysis of the gray value data was performed using standard Student’s t-tests. Student’s t-tests are commonly used in scientific research for statistical analysis. They are used to calculate P-values to determine statistical significance.

In a second clinical trial that included 20 patients with three vessel coronary disease, FGF-1 was administered through a mini-thoracotomy as the sole therapy. This study was published in 2000 and the results demonstrated both safety and improved functional status of the patients. Patients showed improvement of myocardial perfusion demonstrated by SPECT scans under rest as well as under stress conditions.

Other results obtained from the second study demonstrated:

•	No adverse events from the growth factor injection;

•	80% of patients showed a significant improvement in their exercise tolerance test (P-value less than 0.001);

•	Blood flow into the heart muscle under stress showed a significant increase in tests that measure blood flow (P-value less than 0.001);

•	No significant adverse safety effects of the therapy;

•

Importantly, 90% of patients (18 out of 20) had an improvement in their dominant clinical symptom, chest pain, showing an improvement of at least one class in an anginal survey which divides chest pains into four increasingly severe categories. During the stress exercise test for those patients, chest pain was either completely absent, or began at much higher levels of exertion for each patient. For two of the patients, their angina pain scores remained the same;

•	90% of patients showed improvement in their CCS-classification of at least one class; and

•	80% of patients (16 out of 20) showed improvement in their maximum working capacity.

Although both clinical studies in Germany and the Phase I U.S. trial reached their clinical endpoints, and no significant adverse safety events attributable to the drug were observed, such studies were done with a limited population. The results of these German studies were published in peer reviewed cardiology journals While the results were encouraging in these earlier studies, there is no assurance that they will be replicated in our FDA authorized trials, or, even if replicated, that the FDA will approve our drug candidate CVBT-141A, in which FGF-1141 is the API, for commercial use.

D. Research and Development

Our research and development is focused on developing new drug candidates in which FGF-1141 is the API, for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. We conduct research to identify and evaluate medical indications that may benefit from our drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. Each drug candidate follows a similar development pathway. The first step is animal studies. We look for the correct biological response of drug candidates using FGF-1141 in animal models of cardiovascular disease. We also perform toxicity studies where we will look for any expected or unexpected side effects of our drug candidates compared to similar products on the market, if such products exist. Then we will initiate a clinical development program, which will commence with the submission of an IND application to the U.S. FDA. Human studies may begin once the FDA allows the IND to proceed. The Company works with the FDA on a case-by-case basis to determine the extent of clinical testing with each protein product in development.

As of March 31, 2007, we had four scientist employees, eight scientists under contract through a technical support agreement with a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing pre-clinical testing, researching other medical uses of FGF-1141 and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of each drug candidate used in the clinical trials meets the specifications required by the FDA.

We incurred research and development costs as follow:

	For the Year Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
	(Dollars in thousands)
Research and Development Costs	$2,543	$3,091	$7,135	$16,612

Our clinical research and development projects to date include:

1. Clinical Development

(i) Severe Coronary Heart Disease. We have completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers that were managed by our contract clinical research organization. A full study report for this trial will be submitted to the FDA. We are currently collecting the final safety data at 12 month follow-up visits on our patients who were treated in our Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. We have finalized the development of a clinical protocol for our Phase II study, where we will test our drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen a new clinical research organization, Kendle, to oversee and manage our international Phase II trial.

	For the Year Ended December 31,				Over Next Three Years (Estimate) (Unaudited)
	2004	2005	2006	For the Period from March 11, 1998 (Inception) to December 31, 2006
	(Dollars in thousands)
Our Clinical Development Spending:
Severe Coronary Heart Disease	$2,543	$2,528	$3,372	$8,444	$30,000

(ii) Wound Healing (Dermal Ulcers). We were authorized by the FDA to conduct clinical testing of our wound healing drug candidate, CVBT-141B, with API, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at two clinical sites located in the Pittsburgh, PA area. As of December 31, 2006, three patients have been dosed. Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial.

(iii) Peripheral Artery Disease. Lower extremity Peripheral Artery Disease (PAD) occurs in the blood vessels of the legs and feet. PAD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PAD of the lower extremities is a major cause of diminished ability to walk, and advanced cases can lead to leg amputation. PAD in the U.S. affects about 8 million patients. An area of research we are exploring is growing new blood vessels with a PAD drug candidate, CVBT-141C that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We are collaborating with a research institute, American Cardiovascular Research Institute (ARCI) that has conducted animal efficacy study for PAD. Injections of our PAD drug candidate were given 3 times a week for a 2-week period into the ischemic leg. Results from these studies demonstrated that the drug candidate caused increased iliac artery blood flow and collateral vessel density and micro vascular development in the legs of the treated animals. Toxicity studies to support an IND application to the FDA have been completed. In addition, a clinical protocol for a PAD Phase I study in PAD patients has been prepared and was submitted to the FDA for their review in July 2006. The Company has received FDA authorization to initiate its Phase I clinical trial in PAD patients suffering from intermittent claudication. Colorado Prevention Center (“CPC”) will be the contracted clinical research organization (“CRO”) that will manage this trial.

(iv) Proof-of-Concept Clinical Trials in Chronic Back Pain.

Lumbar Ischemia. Chronic back pain has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. In August 2005, we signed a collaborative research and development agreement with the global clinical contract research organization, bioRASI, which is a part of The Russian Academy of Science. We performed animal toxicity studies to support the safety of its lumbar ischemia drug candidate CVBT-141E for this proof of concept clinical trial. We have initiated a Phase I clinical trial in Russia and Serbia in 2006 to test whether our lumbar ischemia drug candidate, CVBT-141E, can successfully treat chronic back pain. We have completed animal toxicity studies to support the safety of our product for this proof of concept clinical trial. Clinical protocols were submitted to regulatory authorities in Russia and Serbia who have authorized the start of this clinical study in which 32 patients (four groups of 8 patients each) will receive 4 increasing doses of CVBT-141E. The patients will be followed for a decrease in back pain, as determined by standardized back pain questionnaires, as well as increased blood perfusion into their lower back muscles as assessed by magnetic resonance imaging (MRI). The first patient was treated in December 2006 and enrollment of all patients is expected to be completed in 2007. If the results of the proof of concept clinical trial in Russia and Serbia are positive, we plan to then file an IND application with the FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

Disc Ischemia. A second aspect of our clinical program in patients with chronic back pain is to examine the role, if any, that vascular diffusion of the interspinal discs plays in causing back pain. We have contracted for $150,000 per year for a noted orthopedic surgeon, Vance Gardner, M.D., to lead our efforts in this area. We have contracted with the Orthopaedic Education and Research Institute of Southern California, of which Dr. Garner is the executive director, to perform a clinical study on approximately 50 patients who reached a point in their treatment where surgery is the suggested option. After institutional review board (IRB) approval of the final protocol, this study referred to above will commence. The study will involve the use of MRI to examine discs for signs of underperfusion and whether this lack of blood flow to one or more discs is a consistent finding in patients with chronic back pain and disc degeneration. We intend to use drug candidate CVBT-141D with FGF-1141 as the API for this indication.

	For the Year Ended December 31,				Over Next Three Years (Estimate) (Unaudited)
	2004	2005	2006	For the Period from March 11, 1998 (Inception) to December 31, 2006
		(Dollars in thousands)
Our Other Clinical Development Spending:
Wound Healing (to support an IND submission for this indication to FDA)	$—	$196	$401	$598	$10,700
Peripheral Artery Disease (to support an IND submission for this indication to FDA)	$—	$146	$726	$871	$11,000
Chronic Back Pain and Lumbar Ischemia (a)	$—	$9	$974	$983	$10,000

(a)	We anticipate the estimated spending over the next three years on pre-clinical and clinical studies for the Lumbar Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

2. Pre-Clinical Research and Development

We are continuing our research to identify and evaluate medical indications that may benefit from our drug candidates. The results of our research, in addition to our evaluation of the market, determine whether we graduate a new drug candidate from research to development.

Injection Catheter Delivery. If our FGF-1141 could be delivered to our Severe Coronary Heart Disease patients via a catheter, instead of the more invasive surgical procedure we now employ, we believe the market for FGF-1141 could increase substantially. We tested catheters from two separate manufacturers in a safety study in pigs performed by ACRI (American Cardiovascular Research Institute). We are waiting for the results of the study. One of the selected injection catheters performed well in safety test in pigs.

We plan to continue our research activities in relation to possible indications where the API may show efficacy that would predict therapeutic utility.

Business Strategy

Business Opportunity

The prevalence and cost of cardiovascular disease and stroke in the U.S. is growing. According to American Heart Association 2007 Update, an estimated 80 million American adults have one or more types of cardiovascular disease. The estimate was extrapolated to the U.S. population in 2004 from NHANES (National Health and Nutrition Examination Survey) 1999-2004. We believe there is a significant and growing business opportunity for new drugs that can address cardiovascular diseases and stroke. According to the American Heart Association Heart Disease and Stroke Statistics—2007 Update:

	Medical Durable	Direct Costs (b)	Lost Productivity and Morbidity (Indirect Costs) (c)	Total Direct and Indirect Costs
	(Dollars in billions)
Statistical Analysis by American Heart Association:
Estimated healthcare cost in U.S. for cardiovascular diseases and stroke: (a)	$47	$283	$149	$432

(a)	Including heart diseases, coronary heart disease, stroke, hypertensive disease, and heart failure
(b)	Direct costs include hospital, nursing home, physicians/other professionals, drugs/other, medical durables, and home healthcare
(c)	Indirect costs include lost productivity/ morbidity and lost productivity/mortality

We are focusing first on the growth of new blood vessels in patients with coronary heart disease as our lead indication. According to the AHA 2007 Update, $9.2 billion is likely to be spent on drugs that treat coronary heart diseases in 2007. Existing treatments include open heart bypass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stents into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, we believe that treatment with our drug candidate CVBT-141A will be able to lower the overall cost of treating coronary heart disease.

Our goal is to establish our drug candidates as an integral part of the treatment regimen for cardiovascular disease where the growth of new blood vessels can improve the outcome for patients with these diseases.

The key elements of our strategy are:

A.    Obtain Regulatory Approval of Drug Candidates

Our first and primary task is to obtain FDA regulatory approval for our drug candidates. We will continue with our clinical trials until our new drug candidates for Severe CHD, Wound Healing, PAD, and other new drug candidates are approved for commercial sale. After we file for approval in the United States to sell CVBT-141A commercially, we plan to file for approval to the European Union. We may be required to conduct additional clinical trials to obtain European approval.

Prior to the anticipated drug approval by the FDA, we intend to start the process to register our new drugs with the government and insurance companies’ drug registration payment system in the United States. Most drugs administered to patients in the United States are at least partially reimbursed or paid for by insurance companies, or the United States government. Thus, to achieve commercial success, a drug needs to be registered in the drug payment system to be reimbursable.

Our specific goals for 2007 relative to advancing our product development pipeline are as follows:

•	Complete Phase I, of the Severe Coronary Heart Disease trial.

•	Complete the Wound Healing Phase I trial.

•	Begin Phase II in the Severe Coronary Heart Disease trial.

•	Complete the Peripheral Artery Disease (PAD) Phase I trial.

•	Complete the Proof of Concept trial for Lumbar Ischemia and Disc Ischemia.

•	Conduct research to understand whether FGF-1141 can trigger the growth of new beta cells for insulin production in diabetics.

•	Obtain FDA authorization and begin our Phase II Wound Healing Trial.

•	Conduct research to understand whether Catheter delivery of FGF-1141 can trigger angiogenesis in the ischemic heart.

B.     Establish Marketing, Sales and Distribution

As we approach the drug registration process for each of our drug candidates, we intend to start implementing our marketing program for the relevant drug candidates. We may enter into a marketing arrangement with a partner in the United States and/or Europe between now and the time of such approval. However, assuming we have no marketing and distribution partner, we are currently in the process of developing an internal marketing and sales program. In that regard, we have entered into a distribution agreement with Cardio Phage International (“CPI”), an affiliated Bahamas corporation, to handle future distribution of our approved drugs and any other products which we might license to CPI. CPI’s territory is limited to areas other than the United States, Canada, Europe, Japan, the Republic of Korea, China and Taiwan. We have made no payments to, or received payments from, CPI and do not anticipate any such payments in the near future. Pursuant to this agreement, CPI is obligated to pay us an amount equal to 50% of its gross revenues from sales of our products after deducting CPI’s direct and certain indirect costs. This agreement has a term of 99 years. In addition, we have entered into an agreement with Korea Biotechnology Development Co., Ltd., or KBDC, an affiliated company, to commercialize, manufacture and sell our products for a period of 99 years in all of Korea, China and Taiwan. As part of that transaction, KBDC arranged for the purchase of 8,750,000 of our shares of common stock for $3,602,000. KBDC also agreed to fund all of the regulatory approval process in Korea for any of our products. KBDC will pay a royalty to us equal to ten percent of its net revenues from the sale of our products.

C.     Customer Motivation

We believe there are four categories of customers for our drug candidates: the patient, the patient’s doctor, the hospital, and the payer. We believe the payer is as important as the patient and his or her doctor. Other than the patient, the payer for a medical treatment can be a government agency, an insurance company, an HMO plan or a self-insured business. We believe that acceptance of a new medical treatment option will succeed more rapidly if the payers support that treatment. Therefore, we plan to address the motivation our treatment offers with those who pay the bills for the treatment.

The important considerations of the payer are quality of care and medical costs in the form of the price of drugs and services. We believe CVBT-141A could significantly lower the cost of treating some coronary and other vascular diseases and improve quality of care by reducing the need for more invasive cardiac or vascular surgery. We believe CVBT-141B could significantly improve quality of care by potentially closing wounds that other treatments may not be closing.

D.     Severe Coronary Heart Disease

These potential customers are those people whose doctors have informed them that presently there exists no traditional medical treatment for their heart disease condition. These patients’ condition could be the result of having already received heart bypass surgery, the result of a heart transplant, or other medical conditions where traditional medical treatments are not applicable. Based on the results of Dr. Stegmann’s second clinical study in

Germany, we believe both potential patients and their doctors should be very interested in our new drug candidate for Severe Coronary Heart Disease, CVBT-141A, containing FGF-1141, as treatment to grow new blood vessels for the human heart around clogged arteries.

Specific Marketing and Sales Plan for our drug candidate for Severe Coronary Heart Disease. We will market our drug candidate for Severe Coronary Heart Disease to the patient community through targeted advertising efforts. Likewise, we will target members of the medical profession who specialize in heart disease. Most of our marketing campaign will involve raising customer awareness in patients, doctors and payers. A person with a heart problem does not have to be sold hard to save his or her life; he or she simply needs to be aware the treatment exists. Our marketing strategy will be based upon the premise that the four customer groups (payers, hospitals, doctors and patients) have different senses of urgency. These factors influence desire to adopt and time for adoption by a given customer group. If our drug candidate for Severe Coronary Heart Disease delivers the benefits we hope to demonstrate, patients’ desire to either live or enjoy an improved quality of life should exert significant demand on doctors and hospitals to provide our drug candidate for Severe Coronary Heart Disease and procedure. If our drug candidate for Severe Coronary Heart Disease delivers the benefits we hope to demonstrate, and if the results of the benefits of the drug include a decrease in the need for, and cost of, repeat angiograms and subsequent treatment for recurrent angina, we then believe the cost savings to payers may exceed the cost of the drug. Then, payers’ desires to save costs and/or improve profits should exert demand on hospitals and doctors to provide our drug candidate for Severe Coronary Heart Disease and procedure. Accordingly, we intend to market our product by creating demand from payers and patients and acceptance from hospitals and doctors.

Specifically, we will (1) market economics and patient care to payers to secure reimbursement agreements, (2) market to the leading cardiac hospitals the economics and patient care in an effort to have the product adopted as “Standard of Care,” which status will aid in marketing to the other cardiac hospitals, (3) market patient care and economics to the doctors, and (4) market a state of well being to patients. We engaged consultants who have studied programs to market to hospitals and patients. We have also conducted conferences across the country, marketing to doctors. We have consultants working on economic models for marketing to payers.

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

In the area of distribution, the drug kit for our drug candidate for Severe Coronary Heart Disease is expected to be about the size of a small lunch box. It can be delivered via overnight shipment. There are some special handling needs and the shipping kit can be constructed to satisfy those requirements.

Specific Marketing and Sales Plan for Our Drug Candidate for Wound Healing. We are currently formulating our sales and marketing plan for our drug candidate for Wound Healing. We anticipate that the strategy may be similar to the strategy for sales and marketing of our drug candidate for Severe Coronary heart Disease.

E. Facilities

In March 2006, we moved our headquarters and administrative offices to Las Vegas, Nevada. This facility is adequate for anticipated future needs. Our office space in Las Vegas comprises 7,190 square feet for a period of sixty months with a monthly rent of $16,897. In addition we have expanded space of 3,911 square feet for the period of fifty four months with a monthly rent of $9,191. We also have a facility in San Diego with a lab and office space. This space comprises 6,768 square feet and is equipped with wet labs, chemical hoods, and a fully functional vivarium, in which animal efficacy experiments can be performed. The lease is for eighty one months and the monthly rent is $15,228 per month.

F. Manufacturing

Phage Biotechnology Corporation, an affiliated company (“Phage”), presently manufactures our pharmaceutical products in its new laboratory production facility in San Diego, California, and is currently our sole source of supply. Phage has developed a proprietary manufacturing process to produce protein pharmaceutical products. To date, Phage has manufactured all the clinical doses required for our ongoing and soon to commence Phase I clinical trials and has the manufacturing capacity to provide product for the Phase II and III trials as well. Additionally, we are investigating other outsourced contract manufacturers as a backup to Phage should there ever be any interruption in supply or capacity issues.

We believe Phage’s manufacturing operations are in compliance with regulations mandated by the FDA for Phase 1 and Phase II trials. However, Phage’s current or future facilities would need to be certified as a Good Manufacturing Practice (“GMP”) facility by the FDA in order for it to begin manufacturing commercial quantities of our drug candidates for sale, and there can be no assurance that Phage’s current or future facilities would be so certified. As part of the ongoing clinical trials, the FDA reviewed documentation of Phage’s manufacturing process and quality control systems and the clinical trial was authorized to commence. As part of the federal regulatory approval for CVBT-141A, a facility inspection will occur by the FDA.

For details about our contract with Phage to develop and manufacture our drug candidates and our lease guarantee see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, and Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

G. Collaboration

We continue to be open to and to evaluate the economic benefits of collaborations on research and development activities for individual or groups of potential new drug candidates in our product pipeline. In this regard, we currently are exploring obtaining commercial rights to human fibroblast growth factor-1 mutants that may have enhanced stability or potency as a therapeutic agent.

H. Training

The procedure to administer our drug candidate for Severe Coronary Heart Disease is a relatively simple procedure for a cardiac surgeon. The procedure to administer our drug candidate to PAD patients is a relatively simple procedure for a vascular surgeon. Based on discussions with surgeons participating in our current clinical trial, no additional training for surgeons who will administer the drug in the future will be needed. The procedure for administering our drug candidate for Wound Healing is also a relatively simple procedure for healthcare providers of applying a salve to the wound. We believe that no additional training for administering the drug in the future will be needed.

I. Competition

Currently, we are not aware of anyone injecting a fibroblast growth factor protein into the wall of the heart to stimulate the growth of new blood vessels in Severe Coronary heart Disease. There are a number of companies pursuing a gene-therapy based approach. Mytogen, Inc. acquired from GenVec, Inc. the rights to a gene therapy agent know as “Bio-bypass” and is currently conducting a Phase II trial in 126 patients in Europe. Results from this trial have not yet been announced. We are also aware of several commercial firms active in regenerating blood flow to the heart using cell therapy. We believe most of this research involves gene therapy which may involve more patient risk, as no gene therapy has been approved by the FDA. Other companies, including Sanofi-Aventis and Genzyme, have clinical programs aimed at growing new blood vessels in the legs of diabetics and, again, are using a gene-therapy approach. In the area of wound healing, Genentech, Inc. is performing a Phase II trial in diabetic wound healing, evaluating the protein growth factor vascular endothelial cell growth factor (“VEGF”). In addition, Johnson & Johnson has a marketed growth factor product with the name Regranex ®. See also “Risk Factors—Risks Related to the Company— Competition and technological change may make our products and technology less attractive or obsolete.”

J. Patents and Proprietary Technology

Cardio has a Joint Patent Agreement with Phage. Under that agreement, Cardio and Phage, respectively, own an undivided one half interest in the U.S. and foreign patent rights, including rights to future patents and patent applications, necessary to develop and commercialize our drug candidates; and Phage agrees to provide certain technical development services to Cardio and to manufacture our drug candidates for Cardio’s clinical trials at cost. The parties acknowledged that Cardio would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. As a part of this agreement, (i) Cardio shall pay Phage a six percent (6%) royalty on the net sales price of finished product to end customer or distributor, in consideration for the grant of the exclusive right to patent rights in the defined field, and (ii) pay to Phage four percent (4%) of net sales for our drug candidates manufactured for Cardio by Phage. The agreement also provides for each party to have certain rights in the event of insolvency of the other party. This agreement expires on the last to expire of the patent rights covered, including extensions.

We entered into this joint ownership arrangement in order to protect us from any issues arising from research that may be conducted by Phage on our behalf that could have possible adverse affects on patentability of findings from this research. Under U.S. patent law, common ownership of patents and patent applications covering related developing technologies provides potential advantages related to patentability of inventions. For example, subject matter developed by Phage that qualifies as prior art only under certain provisions of the Patent Laws would not render obvious (un-patentable) a claimed invention of the Company, where the Phage-developed subject matter and the Company claimed invention were commonly owned.

Phage has granted to us an irrevocable and exclusive worldwide license (including the right to sublicense to third parties) to the patents related to the development and commercialization of drug candidates containing FGF-1141 in the field of any angiogenic or wound healing compositions. As a part of that agreement, Phage will provide technical development services to us for the development and regulatory approvals of our drug candidates, including, but not limited to, lab work, testing and production of our drug candidates in which FGF-1141 is the API for clinical trials, all as directed by us. We pay Phage’s actual direct cost of service (direct, indirect and overhead costs with no profit component) for such development services.

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

The agreement with Phage has no termination provision and expires on the last to expire of the applicable patent rights involved, currently August 15, 2021, but the agreement will automatically be extended for a period equal to the expiration date of any newly filed patent applications. During the term of the agreement, Phage and we are jointly responsible for filing and maintaining all patents and applications that involve FGF-1141, including splitting related costs.

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

On March 20, 2006, we granted a security interest in our patents and patent applications and trade marks and trade mark applications to Promethean Asset Management L.L.C. (“Promethean”), acting on behalf of HFTP Investment L.L.C., Gaia Offshore Master Fund, Ltd., Caerus Fund, Ltd., and Leonardo, L.P. in connection with the purchase of senior secured notes in an original aggregate principal amount of $20,000,000.

Allowance of New Patent—Injection of FGF-1

The U.S. Patent and Trademark Office allowed our patent application entitled, “Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis” for the injection of Acidic Fibroblast Growth Factor (FGF-1) into the human heart. This patent describes the technology to produce human FGF-1, its delivery via direct injection into the heart muscle, and the therapeutic utility of this protein in the heart as an agent to stimulate new blood vessel growth, a process called angiogenesis.

Patents

Below are tables of U.S. and international patents and patent applications that have been filed or issued, and which are the subject of a joint ownership agreement with Phage. The intellectual property included in the tables below is important to our business as it may improve our competitive advantage.

U.S. Patents

HOLDER	PATENT	PATENT NUMBER	ISSUE DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,268,178	July 31, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,794,162	September 21, 2004
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,773,899	August 10, 2004
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	6,642,026	November 4, 2003

Foreign Patents

HOLDER	TERRITORY	PATENT	PATENT NUMBER	ISSUE DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Austria	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Belgium	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Switzerland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Germany	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	France	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	United Kingdom	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Ireland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Liechtenstein	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

U.S. Patent Applications

HOLDER	PATENT	APPLICATION NUMBER	APPLICATION DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	10/649,480	August 27, 2003

Foreign Patent Applications

HOLDER	TERRITORY	PATENT	APPLICATION NUMBER	APPLICATION DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2000 620108	May 24, 2000
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Australia	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2001 284914	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Canada	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2419203	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	01964014.3	August 15, 2001

HOLDER	TERRITORY	PATENT	APPLICATION NUMBER	APPLICATION DATE
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2002-519596	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Korea	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2003-7002240	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Australia	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2001 288256	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Canada	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2419338	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	01967977.8	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2002-519599	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Korea	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2003-7002239	August 15, 2001

Trademarks

Below is a table of U.S. and international trademarks for which applications have been filed or issued. The intellectual property included in the table is important to our business as it may improve our competition advantage.

Trademarks of CardioVascular BioTherapeutics, Inc.

CARDIO VASCU-GROW	U.S.	5: Pharmaceutical compositions for use in revascularization of the heart	78/163,385 9-12-02		Pending
CARDIO VASCU-GROW	Australia	5: Pharmaceutical, veterinary and sanitary preparations including pharmaceutical compositions for use in revascularization of the heart	102091 9-16-04	1020901 5-18-05	Registered
CARDIO VASCU-GROW	Canada	5: Pharmaceutical compositions for use in revascularization of the heart	1231007 9-16-04		Pending Published

CARDIO VASCU-GROW	European Community	5: Pharmaceutical compositions for use in revascularization of the heart	1021658 12-21-98	1021658 3-17-00	Registered
CARDIO VASCU-GROW	Japan	5: Pharmaceutical compositions for use in revascularization of the heart	110528 12-24-98	4414864 9-8-00	Registered
CARDIO VASCU-GROW	Liechtenstein	5: Pharmaceutical compositions for use in revascularization of the heart	13362 9-22-04	136362 12-6-04	Registered
CARDIO VASCU-GROW	Mexico	5: Pharmaceutical and veterinary preparations; sanitary preparations for medical purposes; dietetic substances adapted for medical use, food for babies; plasters, materials for dressing; materials for stopping teeth, dental wax, disinfectants; preparations for destroying vermin; fungicides, herbicides	0678039 9-22-04	865969 1-27-05	Registered
CARDIO VASCU-GROW	Monaco	5: Pharmaceutical compositions for use in revascularization of the heart	24747 9-22-04	0424307 11-30-04	Registered
CARDIO VASCU-GROW	New Zealand	5: Pharmaceutical compositions for use in revascularization of the heart	718571 9-16-04	718571 3-17-05	Registered
CARDIO VASCU-GROW	Switzerland	5: Pharmaceutical compositions for use in revascularization of the heart	56235/2004 9-16-04	527625 11-11-04	Registered
DR. STEGMANN CARDIO-REVASCULARIZATION	European Community	42: Medical services; medical clinics	1021591 12/21/98	1021591 3-17-00	Registered
VASCU-FLOW	European Community	5: Pharmaceutical compositions for use in revascularization of the heart	1023340 12-21-98	1023340 3-17-00	Registered
VASCU-GROW	European Community	5: Pharmaceutical compositions for use in growing new blood vessels	1021724 12-21-98	1021724 3-17-00	Registered
VASCU-GROW	Japan	5: Pharmaceutical compositions for use in growing new blood vessels	110527/1998 12-24-98	4414863 9-8-00	Registered

K. Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of products such as ours and in our ongoing research and product development activities. As noted above, our drug candidates will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Pre-clinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of pre-clinical studies to the FDA as a part of an investigative new drug application (IND), which must be approved before clinical trials in humans may begin. Typically, clinical evaluation involves a time consuming and costly three-phase process.

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

The FDA monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient.

Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA in the form of a new drug application (NDA) or a biologics licensing application (BLA) for approval to commence commercial sales. Currently, all current and planned drug candidates containing FGF-1141 are designated as biologics and will be required to file a BLA, which has, as one of its approval components, an FDA inspection of the manufacturing facility producing the biologic. Following review of the clinical data and the facility inspection, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

If the FDA approves an NDA or BLA, the product becomes available for physicians to prescribe in the United States. Once approval for marketing has been granted, the FDA encourages health professionals to report significant adverse events. The FDA may request additional clinical studies, known as Phase IV, to evaluate product safety effects.

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

10 Year Market Protection for Innovative Biologics in the EU

Innovative medicinal products that have been authorized in the European Union in accordance with the Community Code on Medicinal Products (Directive 2001/83/EC as amended by Directive 2004/27/EC) benefit from a period of 10 years’ market protection. The 10 year market protection period means that generic products or biosimilar products authorized according to the centralized procedure cannot be placed on the market until 10 years have elapsed from the initial marketing authorization of the innovative reference product. This may be extended by one year, for a total of 11 years, if, during the first eight years following authorization, the marketing authorization holder is granted an authorization for one or more new therapeutic indications for the medicinal product which are considered to bring a significant clinical benefit in comparison with existing therapies. Where appropriate, we intend to take advantage of this opportunity.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication except in very limited circumstances, for seven years. Where appropriate, we intend to avail ourselves of this opportunity.

L. Income Taxes

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

M. Employees and Other Personnel

As of March 31, 2007, we had a total of twenty seven employees, twenty five of whom were full-time. Four of the twenty five full-time employees are in research and development, and twenty one are in operations and administration. We had a total of eight independent contractors or subcontractor personnel through a technical support agreement with a related party in clinical research and development and four contractors in operation and administration. None of our employees are represented by a labor union, and we believe we have good employee relations.

Item 1A. Risk Factors

Risks Related to Our Common Stock

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $43,304,891 as of December 31, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approvals for our new drug candidates;

•	develop, formulate, manufacture and commercialize our new drug candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, administrative and sales and marketing personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We do not expect to generate revenues unless one of our drug candidates is approved and may not be able to generate these revenues even if one is approved. We may never achieve profitability in the future.

At December 31, 2006, we had $8,503,000 in cash and cash equivalents and $172,000 in restricted cash. On March 20, 2006, we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. We believe that we would have to raise additional funds to maintain our current level of activity. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will not have a significant dilutive effect on the Company’s existing stockholders.

If we continue to incur operating losses for a period longer than we anticipate, we will be unable to advance our development program and complete our clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. We expect that we will fund our working capital requirements on research and development, selling, general and administrative expenses and capital expenditures with our current resources, the net proceeds of the financing we completed in March 2006. We may need to raise additional capital sooner, however, due to a number of factors, including:

•	an acceleration of the number, size or complexity of the clinical trials;

•	undertaking patient processing in clinical trials which are not currently considered;

•	slower than expected progress in developing our drug candidates;

•	higher than expected costs to obtain regulatory approvals;

•	higher than expected costs to develop or protect our intellectual property; and

•	higher than expected costs to develop our sales and marketing capability.

If a triggering event occurred such that would require us to pay off our convertible notes, we may need additional financing to complete our business plan in a timely manner. Such financing might not be available, or if available, the terms might not be satisfactory.

On March 20, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, that we received net proceeds of $18,447,000. The convertible notes are presently convertible at the option of the holders into 1,666,666 shares of common stock based on a fixed conversion price of $12.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7 per cent. Substantially all of the Company’s assets secure the notes. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. We may also incur cash damages if we fail to issue and deliver certificates of our common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. We may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, we may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event, the holder of a note has the option to require us to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price is $8.50 per share.

If we are unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on our liquidity, as well as a potential change of control of the Company.

In the future, we may not be able to raise additional necessary capital on favorable terms, if at all.

We do not know whether additional financing will be available when needed or on terms favorable to us or our stockholders. We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. Our recent debt financing is secured by all of the Company’s assets. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

FGF-1141 is currently the only active pharmaceutical ingredient in all of our drug products. Because the development of FGF-1141 is subject to a substantial degree of technological uncertainty, we may not succeed in developing it.

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

Our new drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

•	be found ineffective or cause harmful side effects during pre-clinical studies or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occurs, we may never successfully market products in which the API is FGF-1141.

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

In particular, human therapeutic products are subject to rigorous pre-clinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to these products and their marketing. Any delay in, or suspension of, our clinical trials will delay the filing of our applications with the FDA to market the drug in the United States and, ultimately, our ability to commercialize our new drug candidates and generate product revenues.

In connection with our clinical trials, we face the risks that:

•	we or the FDA may suspend the trials;

•	we may discover that FGF-1141 may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than we expected;

•	patients may drop out of the trials;

•	patients may die during the trials, even though treatment with our new drug candidates may not have caused those deaths; and

•	we may not be able to produce sufficient quantities of FGF-1141 to complete the trials.

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

We have completed treatment of all patients in the Phase I clinical trials of our drug candidate CVBT-141A. The FDA has authorized a second Phase I trial for diabetic wound healing, which began in the second half of 2006. Ongoing or future clinical trials may demonstrate that our new drug candidates are neither safe nor effective.

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

As of March 31, 2007, we had four scientists on staff, including John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and eight scientists under month to month contracts through a technical support agreement with a related party, including our Co-President and Chief Medical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We may be unable to attract or retain qualified scientific personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists.

If any of our key executives discontinue their services with us, our efforts to develop our business may be delayed.

We are highly dependent on the principal members of our management team and the loss of our Chairman, Co-President and Chief Executive Officer, Daniel C. Montano, or our Co-President and Chief Medical Officer, Thomas Stegmann, M.D. or our Chief Financial Officer, Mickael A. Flaa, or our Chief Operating Officer, John W. Jacobs, could impede the achievement of our development efforts and objectives.

Prior activities of our Chief Executive Officer, as well as certain conflicts of interest that he has, may increase the risks of an investment in our company.

Daniel C. Montano, our Chairman of the Board, Co-President, Chief Executive Officer and the owner of 24.56% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Also, as set forth in the following two risk factors, Mr. Montano has substantial potential conflicts of interest due to his position as Chairman of the Board, President, Chief Executive Officer and significant stockholder of Phage, our affiliate that manufactures FGF-1141 for us.

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

We have a number of relationships with Phage, an affiliated company, which may create conflicts of interest. Pursuant to a joint ownership and license agreement with Phage, subject to certain contractual commitments, we own a one-half undivided interest in the U.S. and foreign patents and patent applications necessary to develop and commercialize our new drug candidates in which FGF-1141 is the active pharmaceutical ingredient (“API”). We entered this agreement to protect our ability to obtain patent protection on processes developed in conjunction with Phage, which processes might be useful to Phage in other unrelated products. Pursuant to that agreement, we also have an exclusive license to develop and commercialize new drug candidates with FGF-1141 as the API. Phage provides technical development services to us, and currently is our sole supplier of FGF-1141. In addition to FGF-1141, Phage is currently in the process of developing other drug products that are not expected to have any relation to our proposed product or business. Notwithstanding the foregoing, nothing in our agreements precludes Phage from participating in activities competitive to ours.

Daniel C. Montano beneficially owns approximately 24.56% of our outstanding voting stock. Mr. Montano also owns 18.9% of the outstanding voting stock of Phage. He is the Chairman of the Board, President, and Chief Executive Officer of both companies. In addition, we own 4.3% of Phage’s outstanding common stock.

Additionally, certain of our officers and former directors (including Daniel C. Montano, Mickael Flaa, Dr. John Jacobs, Grant Gordon, Joong Ki Baik and Thomas Ingram) beneficially own or hold voting control over an aggregate of 27% of Phage’s outstanding common stock. Daniel C. Montano, Grant Gordon and Alexander G. Montano are among certain signatories to a Phage Controlling Stockholders Agreement that provides for an agreement to vote together.

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

Such individuals owe a fiduciary duty of loyalty to us. They also owe similar fiduciary duties to Phage and CPI. However, due to their responsibilities to serve these companies, there is potential for conflicts of interest. At any particular time, the needs of Phage and/or CPI could cause one or more of these executive officers to devote such attention at the expense of devoting attention to us. In addition, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Such conflicts will be resolved by our Conflicts Resolution Committee, comprised of independent directors and directors having no affiliation with Phage or CPI. If this occurs, matters important to us could be delayed. The results of such delays are not susceptible to accurate predictions but could include, among other things, delay in the production of sufficient amounts of our drug candidates to complete our clinical trials on our preferred timetable or to meet potential commercial demands if our clinical trials are successful and we receive FDA approval to sell the drug in the U.S. Such delays potentially could increase our costs of development or reduce our ability to generate revenue. Our officers will use every effort to avoid material conflicts of interest generated by their responsibilities to Phage and CPI, but no assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects.

Our Chairman, Co-President and CEO is a guarantor of our obligation under our senior secured notes and warrants.

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs in which FGF-1141 is the active pharmaceutical ingredient after the FDA approves such drugs, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

We may be subject to claims resulting from our guaranty of Phage’s leases.

On March 15, 2006, we guaranteed Phage’s lease obligations for a new manufacturing facility in San Diego, CA, through July 2013. The Lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month. Should Phage default on its lease obligations, we would be called on our guaranty to pay the lease payments.

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

We have entered into an agreement with our affiliated company, Phage, to manufacture our drug candidates containing FGF-1141 for us and to supply it to us. We are currently exploring a back-up contract manufacturing source for our drug candidates, but to date have not concluded any supply contracts. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents, and then the agreement will expire on the date of the last patent to expire. Any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative supply. Any delay or interruption would likely lead to a delay or interruption in the production of our drug candidates and could negatively affect our operations. In addition, as part of the drug approval process, The FDA will inspect Phage prior to approval of the drug. If we obtain FDA approval for drug candidates in which FGF-1141 is the API, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of our drug candidates and thus negatively affect our ability to generate revenues.

Governmental and third-party payers may subject any products we develop to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

The continuing efforts of government and third-party payers to contain or reduce the costs of healthcare through various means may reduce our potential revenues. These payers’ efforts could decrease the price that we receive for any products we may develop and sell in the future. In addition, third-party insurance coverage may not be available to patients for any products we develop. If government and third-party payers do not provide adequate coverage and reimbursement levels for our products, or if price controls are enacted, our ability to generate revenues will suffer.

Potential customers for our drug products are based in several countries. When, and if, we are able to commence sales of our drug products, results of operations could be significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures are anticipated to arise from transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. We expect to be exposed to currency exchange rate fluctuations because many of our revenues will be denominated in currencies other than the U.S. dollar. Exchange rate fluctuations may adversely affect our operating results and results of operations.

We expect to derive our revenues from operations in many jurisdictions. Accordingly, we will be exposed to all of the risks of international operations, including increased governmental regulation of the pharmaceutical industry in the markets where we plan to operate; exchange controls or other currency restrictions; and significant political instability. The occurrence of any of these events in the markets where we operate could jeopardize or limit our ability to transact business in those markets and could have a material adverse effect on our business, financial condition, results and prospects.

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

Fibroblast growth factor 1, or FGF-1141, and derivatives are powerful stimulators of new blood vessel growth. Our intellectual property rights cover certain methods of manufacturing and using these forms, but do not cover the primary structure of FGF-1141 or derivatives, and there are other ways to manufacture FGF-1141 not covered by our patents. Consequently, we may not prevent others from manufacturing FGF-1141 by a different technology. Moreover, other uses of FGF-1141 are not covered by our existing patents.

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

We have entered into a Joint Patent Agreement with Phage pertaining to the intellectual property centered on the manufacturing process for our drug candidates. Under that Agreement, both Phage and we own the patents to the intellectual property covered by it and cross-licensed to each other the rights to use those patents in certain fields. While provisions in the event of insolvency were included in the Agreement with advice from counsel with the intent to safeguard intellectual property, in the event that Phage filed for protection under U.S. bankruptcy laws or was forced into bankruptcy by creditors, we could be adversely affected. The risks associated with a Phage bankruptcy include:

1. Phage or its bankruptcy trustee could sell Phage’s or our ownership interests in the patents or Phage’s or our license to the patent rights to a third party, free and clear of our interests;

2. Phage or its bankruptcy trustee could assume and assign its ownership interests in the patents or license to the patent rights to a third party, over our objections; and

3. The bankruptcy court could find that Phage’s grant of a security interest to us was a preferential or fraudulent transfer, resulting in invalidation of our security interest.

Any of the foregoing risks would adversely affect our ownership in the patents and/or right to use the patent rights covered by the Agreement, and our business plan and revenue expectations with respect to manufacture of its drug candidates.

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

The defense of patent infringement suits is costly and time-consuming and outcomes are uncertain. An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of our products or processes, then we may lack freedom to operate in accordance with our business plan. Among such patents are various patents owned by third parties that cover the manufacture, sale and use of various forms of FGF-1141.

Though our patents and patent applications and intellectual property rights may give us a competitive advantage, such rights do not give us a monopoly over all types of FGF or ways to make it or use it. We are aware of others developing technologies to induce angiogenesis or wound healing. We are also aware of patents and applications of others relating to FGF. There are many companies within the biopharmaceutical industry filing patents and some companies pursue allegations of patent infringement. We are not aware of any patents or applications of others that we believe our activities fall within. No patents have been asserted against us but that does not exclude the possibility in the future, with the consequential uncertainty and cost. A finding of patent infringement and an order of a court restraining aspects of our activity could have a materially adverse impact on us.

We are not aware of activities of others that fall within the scope of our patents but if we were to become aware of such activities it might be necessary to expend the time and money pursuing patent litigation to stop it and preserve our competitive advantage. We are not aware of any reason why our granted patents should be found invalid but that does not preclude others challenging them with the risk that they are revoked.

We have an undivided half interest with Phage in the patents and patent applications and an exclusive license from Phage of our interest, pursuant to an agreement dated August 16, 2004, which was later amended and restated May 23,2006, then superceded by a new agreement dated February 28, 2007. This position has not yet been recorded at all national patent offices. We are working with our international patent specialist to have national patent office registers updated to show the ownership and license arrangements and any other interests in the patents and applications that can be registered by us, or which it is obliged to register on behalf of others. While this will be implemented in a timely fashion, the time it takes to record changes varies from one national patent office to another and in some cases can take a number of months. Phage will assist us as required in updating the patent registers and Phage has warranted and undertaken that no agreements will be entered into by Phage with third parties without putting such third parties on express notice of our patent rights and interests and further, such third parties will be required by Phage to acknowledge in any agreement our patent rights and interests and be subject to them.

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

We compete with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases our new drug candidates target. All potential competitors that we know about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics, Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public, however in March 2006, the FDA placed the clinical trial of Boston Scientific Corporation and Corautus Genetics, Inc. on hold due to reported serious adverse events and lack of efficacy. We also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit our product commercialization efforts.

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

While we have applied for the admission of our common stock to trading on AIM, a market sponsored by the London Stock Exchange for emerging and smaller growth companies, there can be no assurance that an active trading market for the common stock will develop on the AIM or, if developed, that it will be maintained. AIM may not provide the liquidity often associated with other exchanges. The future success of AIM and liquidity in the market for our common stock cannot be guaranteed. In particular, the market for our common stock may be, or may become, relatively illiquid and therefore the common stock may be or may become difficult to sell. Although the common stock may be admitted to trading on AIM this should not be taken as implying that there will be a liquid market in the Common Shares.

We do not anticipate paying dividends for the foreseeable future. Accordingly, returns on a shareholder’s investment in the short to medium term will be limited to capital appreciation, if any, and the shareholder’s ability to realize any such returns may be limited by illiquidity in the trading market of our common stock. Our results and financial condition are entirely dependent on our trading performance. Our ability to pay dividends will depend on our operations. We may from time to time be subject to restrictions on our ability to make distributions as a result of restrictive covenants contained within loan agreements, foreign exchange limitations and regulatory, fiscal and other restrictions. There can be no assurance that such restrictions will not have a material adverse effect on our results or financial condition.

Conversion into common stock of the senior secured notes and warrants that we recently sold could also cause substantial dilution.

We completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock on March 20, 2006. The notes are convertible into shares of the Company’s common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, since August 21, 2006, the notes have been convertible at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009. In connection with the notes, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Our stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders.

During the third quarter of 2006, Note holders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the period ended September 30, 2006, $7,576 of interest on senior secured convertible notes was aid with common stock.

During the quarter ended December 31, 2006, Convertible note holders elected to convert $1,601,791 of their notes receivable to 968,971 shares of common stock for an average share price of $1.84 (including 74,518 committed shares). During the quarter ended December 31, 2006 and the period from March 11, 1998 (inception) to December 31, 2006, $25,454, $33,028 of interest on senior secured convertible notes was paid with common stock

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As of April 13, 2007, Directors and Officers and ten percent (10%) shareholders hold 85,324,480 shares of our common stock and may sell such shares at their discretion subject to certain volume limitations.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 74.23% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

In selling convertible notes during the period 2001 to August 2004, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give note holders a right to rescind their purchases.

Commencing in 2001 and ending in August 2004, we sold three series of convertible notes, each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. We made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty because we did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. For those note holders that elected to convert to common stock and who have not sold that stock, we may have a contingent liability arising from the original purchase of the convertible notes that such note holders converted. If the sales to noteholders that have converted to common stock had to be rescinded, our total potential liability could be $3,617,000 plus interest. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of our common stock would likely have to remain below one of those conversion rates before a former noteholder had a significant economic reason to pursue any potential rescission rights.

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

If our common stock remains subject to the SEC’s penny stock rules, our stockholders may find it difficult to sell their stock.

The trading price of our common stock is below $5.00 per share, so our common stock is presently subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could; therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if our common stock remains subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company received written comments from the Securities Exchange Commission (the Commission) regarding certain matters in its third quarter 10-Q as of September 30, 2006. Of the matters raised by the Commission in the Comment Letter, three comments are not yet closed. Remaining open, are comments on the prepaid expenses, the presentation of information regarding contractual commitments in the Management Discussion and Analysis, and our accounting treatment pursuant to EITF 00-19 regarding the sufficiency of shares for the settlement of warrants and options.

ITEM 2. PROPERTIES

In March 2006, we moved our headquarters and administrative offices to Las Vegas, Nevada. This facility is adequate for anticipated future needs. Our office space in Las Vegas comprises 7,190 square and for the period of sixty months with a monthly base rent of $16,897. In addition we have expanded space of 3,911 square feet for the period of fifty four months with a monthly rent of $9,191. We also have a facility in San Diego with a lab and office space. This space comprises 6,768 square feet and is equipped with wet labs, chemical hoods, and a fully functional vivarium, in which animal efficacy experiments can be performed. The lease is for eighty one months and the monthly rent is $15,228 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business. We currently are not a party to any existing or threatening litigation or claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is listed on the OTC Bulletin Board (symbol: CVBT.OB). Our Common Stock did not trade during fiscal year 2004. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the common stock as reported on the OTC Bulletin Board for each quarter during 2005 and 2006.

	2005			2006
	High	Low	Close	High	Low	Close
First quarter	$15.20	$12.40	$11.00	$9.00	$4.26	$7.80
Second quarter	$11.00	$4.25	$7.60	$8.02	$4.10	$4.40
Third quarter	$10.70	$5.75	$8.80	$4.45	$2.62	$2.76
Fourth quarter	$8.70	$3.85	$4.55	$2.79	$1.10	$1.48

Approximate Number of Equity Security Holders

We have one class of common stock outstanding as of December 31, 2006; Common Stock with a par value of $0.001. There are approximately 193 shareholders of record as of March 31, 2007 and approximately 2,838 shareholders who hold their shares in “nominee” or “street” name at a bank or brokerage firm.”

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

Use of Proceeds from IPO

The Company has expended approximately $15,693,125 of the IPO proceeds of which approximately $5,460,548 was expended for funding pre-clinical and clinical trials and $10,141,018 for general and administrative activities. The Company has also expended approximately $91,559 for interest on the Senior Secured Promethean notes out of the IPO proceeds.

Use of Proceeds from Private Placement

The Company has expended approximately $10,094,008 of the proceeds from the senior secured notes of which approximately $3,624,129 was expended for funding pre-clinical trials and $5,913,052 for general and administrative activities. The Company has also expended approximately $556,827 for interest on the senior secured notes.

Recent Sale of Unregistered Securities

On March 20, 2006, we completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. We will incur certain penalties if we fail to file and obtain and maintain the effectiveness of a registration statement covering the securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The notes were sold to four institutional investors pursuant to section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated there under by the Securities and Exchange Commission.

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

The gross proceeds of the Private Placement were $20,000,000. We incurred a closing fee of: (i) $200,000 to purchasers of the notes, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, a party related to one of our former directors, Alexander G. Montano; and (iii) other expenses in the amount of $3,000. A total of $1,403,000 in transaction fees and expenses were paid by us, such that we realized net proceeds in the amount of $18,597,000. We sold the securities under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”).

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs, containing FGF-1141, after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty shall terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

We were incorporated in Delaware in March 1998 and commenced operations at that time. Since that time, our activities focused on raising capital and the development of our FGF-1141 in all of our current drug candidates. The following statements of operations data for the years ended December 31, 2004, 2005 and 2006 and balance sheet data as of December 31, 2005 and 2006 have been derived from our audited financial statements and the related notes, which are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003, and 2004 have been derived from our audited financial statements and the related notes, which statements and notes are not included in this Form 10-K. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included elsewhere in this Form 10-K, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Prior period results are not necessarily indicative of future results.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$—	$—	$—	$—	—
Cost of goods sold	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—
Operating expenses:
Research and development	822	750	2,544	3,091	7,135
Sales, general and administrative	365	921	2,337	7,979	11,734

Total operating expenses	1,187	1,671	4,881	11,070	18,869
Loss from operations	(1,187)	(1,671)	(4,881)	(11,070)	(18,869)
Other and interest income (expense), net	(141)	(658)	(3,132)	(1,296)	4,722

Net loss	$(1,328)	$(2,329)	$(8,013)	$(12,366)	$(14,147)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.10)	$(0.11)

Weighted-average shares used in computing net loss per common share, basic and diluted (In thousands)	110,190	110,190	110,575	120,374	124,181

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$23	$1,634	$4,616	$8,812	$8,675
Working capital (deficit)	$(871)	$1,231	$1,618	8,963	8,069
Total assets	$114	$4,918	$6,710	$9,489	$12,427
Convertible promissory notes net of current portion	$1,085	$8,081	$8,616	$—	$11,635
Total stockholders’ equity (deficit)	$(1,868)	$(4,030)	$(5,383)	$9,189	$(1,118)

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

1. Overview

We are a biopharmaceutical company focused on developing new drugs for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. The active pharmaceutical ingredient (“API”) in our drug candidates is FGF-1141 (formerly called Cardio Vascu-Grow™) and it facilitates the growth of new blood vessels in the heart and other tissues and organs with an impaired vascular system, a process referred to in the scientific community as “angiogenesis.”

In 1994, 1995, and 1998, Dr. Thomas Stegmann, a founder of the Company, tested a protein drug candidate with the same API. A total of 40 patients were treated with a drug containing FGF-1141, pre-clinical work by the Company and others has shown that when FGF-1141 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. We were established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Stegmann performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998 which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted to us a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of Dr. Stegmann’s German clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. We have made no royalty payments under this Agreement.

We have never generated revenues. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the United States Food and Drug Administration (“FDA”) approves one of our drug candidates and we begin marketing it. We expect to continue to invest significant amounts on the development of our drug candidates. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of FGF-1141 and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We conduct research to identify and evaluate medical indications that may benefit from our protein drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. We classify our research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, the FDA-authorized trials, and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. We outsource our clinical trials and our manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

These expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for our pre-clinical activities as these amounts are subject to the outcome of current pre-clinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses and general corporate activities, and through the end of December 31, 2006, have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build our sales force and marketing capabilities for our drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

2. Critical Accounting Estimates

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123)”.

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

Valuation of Derivative Instruments. FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes Model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.

Research and Development Costs. We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred.

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to its formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2006, we have accumulated a deficit of $43,304,891. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

Income Taxes. The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

3. Results of Operations

Years Ended December 31, 2006 and 2005

Our activities during the year ended December 31, 2006 consisted almost entirely of research and development and general corporate activities to support our FDA clinical trials. Research and development expenses increased 131% from $3,090,626 to $7,134,944 for the years ended December 31, 2005 and 2006, respectively.

The increase of $4,044,319 is part due to increased clinical costs of $2,018,289 for the year ended December 31, 2006. The increase in clinical costs is due to the following clinical trials updates:

a) As of December 31, 2006, we have completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers that were managed by our contract clinical research organization. We are currently collecting the final safety data at 12 month follow-up visits on our patients who were treated in our Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. We have finalized the development of a clinical protocol for our Phase II study, where we will test our drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen a new clinical research organization, Kendle, to oversee and manage our international Phase II trial. Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of our clinical trials, we anticipate the injections into patients for our Phase II and pivotal Phase III clinical trials to be completed in 2009.

b) We were authorized by the FDA to conduct clinical testing of our wound healing drug candidate, CVBT-141B, with API, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at two clinical sites located in the Pittsburgh, PA area. To date three patients have been dosed. Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial.

c) A clinical protocol for a PAD Phase I study in diabetic patients has been prepared and was submitted to the FDA for their review in August 2006. We have received FDA- authorization to initiate our Phase I clinical trial in PAD patients suffering from intermittent claudication.

d) We performed animal toxicity studies to support the safety of our lumbar ischemia drug candidate CVBT-141E for this proof of concept clinical trial. We have initiated a Phase I clinical trial in Russia and Serbia in 2006 to test whether our lumbar ischemia drug candidate, CVBT-141E, can successfully treat chronic back pain. We have completed animal toxicity studies to support the safety of our product for this proof of concept clinical trial. Clinical protocols were submitted to regulatory authorities in Russia and Serbia who have authorized the start of this clinical study in which 32 patients (four groups of 8 patients each) will receive 4 increasing doses of CVBT-141E. The patients will be followed for a decrease in back pain, as determined by standardized back pain questionnaires, as well as increased blood perfusion into their lower back muscles as assessed by magnetic resonance imaging (MRI). The first patient was treated in December 2006 and enrollment of all patients is expected to be completed in 2007. If the results of the proof of concept clinical trial in Russia and Serbia are positive, we plan to then file an IND application with the FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

e) The increase in research and development costs was also due to salaries and benefits of employees of $1,224,813, and R&D operating expenses of $421,574 as we continue to add resources to this function. As of December 31, 2006, we had four scientist employees, eight scientists under contract through a technical support agreement with a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing pre-clinical testing, researching other medical uses of FGF-1141 and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of FGF-1141 used in the clinical trials meets the specifications required by the FDA.

	For the Years Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
Research and development (a)	$3,091	$7,135	$4,044	131%

(a)	Includes $578,052 and $2,372,817 paid to Phage Biotechnology Corporation.

General and administrative expenses increased 47% from $7,979,156 to $11,734,149 for the years ended December 31, 2005 and 2006, respectively. The increase of $3,754,993 is a result of a substantial increase in our marketing expenses of $1,192,338 as we became more active in our corporate development and investor relations activities and contributions to a non-profit medical education organization of $303,532. Related to these activities, our travel expense increased $241,457 during the year ended December 31, 2006 as compared to the prior year.

Another increase in administrative expenses relates to opening our corporate office in Las Vegas. Our rent has increased $118,822 and the increase in staff size to twenty full time, two part time, and seven contractors, from seven full time, four part time employees, and five contractors staff resulting in an increase in staff salaries of $348,276 during the year ended December 31, 2006 as compared to the prior year. In addition to staffing, our computer expenses have increased accordingly as we now are running on our network and have improved our redundancy and back-up capabilities, resulting in an increase of $539,136 during the year ended December 31, 2006 as compared to the year ago period.

Our legal and professional expenses have increased approximately $559,117 as we have stepped up our corporate activities and compliance with Sarbanes Oxley requirements during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Other increased expenditures also include insurance of $180,783 which is mostly related to our increased D&O costs.

	For the Years Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
General and administrative (b)	$7,979	$11,734	$3,755	47%

(b)	Includes $263,922 and $144,963 paid to Phage Biotechnology Corporation.

Interest income increased to $695,050 from $297,600 for the years ended December 31, 2005 and 2006, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Years Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
Interest Income	$298	$695	$397	133%

Interest expense increased 274% to $5,961,534 from $1,593,740 for the years ended December 31, 2005 and 2006, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly, and includes non-cash charges to interest expense for amortization of deferred financing costs of $402,631 and amortization of discount for the fair value of derivatives of $2,742,675 aggregating $3,145,306 of interest expense from amortization. The 2005 interest charge includes similar non-cash charges of $712,461 related to deferred debt financing costs, and $710,001 of discount on debt.

	For the Years Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
Interest Expense	$1,594	$5,961	$4,367	274%

We show $9,987,863 of adjustment of the fair value of derivatives as other income. The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the “Black-Scholes” calculation. If our Company’s stock price decreases sufficiently, we may show “Other Income”, conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the “Black-Scholes” calculation increases sufficiently, we may show “Other Income,” conversely, if it decreases, we may show “Other Expense.” Since the issuance of the Convertible Notes to the period ended December 31, 2006 our Company’s stock price has decreased from $7.15 to $1.48. For the same period, the volatility in the stock price of comparable companies used in the “Black Scholes” calculation increased from 74.60% to 94.32%. As of December 31, 2006, we show $9,987,863 of adjustment to the fair value of derivatives as other income.

	For the Years Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
Adjustments to fair value of derivatives	$—	$9,988	$9,988	100%

Years Ended December 31, 2004 and 2005

Our activities during fiscal 2005 consisted almost entirely of research and development and general corporate activities to support our FDA clinical and pre-clinical trials. Research and development expenses increased 22% from $2,543,530 to $3,090,625 for the years ended December 31, 2004 and 2005, respectively. We began our Phase l FDA clinical trial with our first patient in December 2003 and the trial has continued through 2005. The pace of our “Severe Coronary Heart Disease” study is related to the ability to find qualified candidates. This increase of $547,095 is due primarily to clinical costs for the FDA Phase I clinical trial of $2,528,000 and pre-clinical costs for an animal study for wound healing of $108,000, peripheral vascular disease $163,000, stroke $80,000, chronic back pain and lumbar ischemia $63,000 and intestinal ischemia of $63,000. Additionally, we incurred increased drug production costs of $202,965 for clinical and pre-clinical development of our drug candidates and an increase of $119,250 in consulting fees.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
	(Dollars in thousands)
Research and development (c)	$2,543	$3,091	$548	22%

(c)	Includes $181,936 and $578,052 paid to Phage Biotechnology Corporation in 2004 and 2005, respectively.

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

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
	(Dollars in thousands)
General and administrative (d)	$2,337	$7,979	$5,642	241%

(d)	Includes $181,348 and $263,922 paid to Phage Biotechnology Corporation in 2004 and 2005 respectively.

Interest income increased $263,558 in the year ended December 31, 2005, when compared to December 31, 2004. This is a result of a higher level of cash and marketable securities available for investment during 2005.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
	(Dollars in thousands)
Interest Income	$34	$298	$264	774%

Interest expense decreased 49% or $1,558,257 for the year ended December 31, 2005, when compared to December 31, 2004. The decrease resulted from increased debt related costs for interest, amortization of deferred financing costs of over $712,000 and amortization of the beneficial conversion cost of over $710,000 related to the conversion of our convertible notes financings.

	For the Years Ended December 31,
	2004	2005	$ Change	% Change
	(Dollars in thousands)
Interest Expense	$3,152	$1,594	$(1,558)	(49)%

Years Ended December 31, 2003 and 2004

Our activities during fiscal 2004 consisted almost entirely of research and development and general corporate activities to support our FDA Phase l clinical trial. Research and development expenses increased 239% from $750,138 to $2,543,530 for the years ended December 31, 2003 and 2004, respectively. We began our Phase l FDA clinical trial with our first patient in December 2003. The trial has continued through 2004. This increase of $1,793,392 is due primarily to clinical costs for the FDA Phase I clinical trial of $562,210 and patient recruiting costs $425,232 for this trial and pre-clinical costs for an animal study for stroke of $20,000. Additionally, we incurred increased consulting fees of $169,716 for market research for potential new uses for CVBT-141A and an increase of $260,000 in consulting fees to our Chief Medical Officer, Dr. Thomas Stegmann, which fees began in the fourth quarter of 2003.

	For the Years Ended December 31,
	2003	2004	$ Change	% Change
	(Dollars in thousands)
Research and development (e)	$750	$2,544	$1,794	239%

(e)	Includes $113,245 and $181,936 paid to Phage Biotechnology Corporation in 2003 and 2004, respectively.

General and administrative expenses increased 154% from $920,477 to $2,337,014 for the years ended December 31, 2003 and 2004, respectively. The increase resulted from an increase in our administrative costs supporting the increased activity in research and development and in building necessary personnel and administrative infrastructure of $783,486. Marketing and travel increased $326,387 as we increased our marketing activities. Additionally, in 2004 we incurred $317,112 of professional fees to lawyers and auditors that were not incurred in 2003 associated with preparing the company to be a public company.

	For the Years Ended December 31,
	2003	2004	$ Change	% Change
	(Dollars in thousands)
General and administrative (f)	$920	$2,337	$1,417	154%

(f)	Includes $64,954 and $181,348 paid to Phage Biotechnology Corporation in 2003 and 2004, respectively.

Interest income increased from $14,000 in fiscal 2003 to $34,062 for the years ended December 31, 2003 and 2004, respectively. This is a result of a higher level of cash and marketable securities available for investment during 2004.

	For the Years Ended December 31,
	2003	2004	$ Change	% Change
	(Dollars in thousands)
Interest Income	$14	$34	$20	143%

4. Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through December 31, 2006, we have received net proceeds of approximately $50,292,420 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through December 31, 2006.

Security	Net Proceeds
(Dollars in thousands)
Pre USA IPO
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$521
Common Stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	12,756

Post USA IPO
Net proceeds from the IPO
1,725,000 shares of common stock sold at $1.00 per share net of the options exercised	14,682
588, 466 stock option exercised	312
Net proceeds from private placement of senior secured convertible note of Senior Secured Notes with warrants to purchase 705,882 shares of Company’s	18,617

Total net proceeds from financing through December 31, 2006	50,792
Deferred financing cost pending London IPO	(500)

Net Proceeds per statement of cash flow	$50,292

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

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we receive revenue from the sale of drugs containing FGF-1141 after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

5. Income Taxes

As of December 31, 2006, the Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $45,147,000 and $44,185,000, respectively, which expire through 2008 to 2018. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company also has a federal research and development credit carryforward of $592,151.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the years ended December 31, 2004, 2005 and 2006, has not been recognized in these financial statements.

6. Cash Flow

Year ended December 31, 2005 and 2006

For the year ended December 31, 2006, our operating activities consumed cash of $17,645,424 an increase of $6,914,453 compared to the year ended December 31, 2005. Our activity level in 2006 increased dramatically over the level of activity in 2005 in both research and development activities and our general and administrative activities because we were able to raise cash through our IPO in February 2005 and the private placement of secured convertible notes in March of 2006. This liquidity allowed us to proceed with increase drug development activities and clinical trials in “Severe Coronary Heart Disease, Wound Healing and Peripheral Artery Disease”, add needed administrative capability and personnel, resume our marketing activities, and move forward with being a public company.

Purchase of short-term investments consumed $34,998 of cash combined with $837,250 of capital expenditures for property and equipment, resulting in $872,248 of cash consumed in investing activities for the year ended December 31, 2006, which was an increase of $639,332 compared to the year ended December 31, 2005.

Financing activities generated $18,346,074 of cash during the year ended December 31, 2006, an increase of $3,237,818 over the year ended December 31, 2005. This increase is primarily related to proceeds from the private placement of the senior secured convertible notes payable and option exercises during the year ended December 31, 2006 exceeding the proceeds from our IPO during the year ended December 31, 2005.

Year ended December 31, 2004 and 2005

For the years ended December 31, 2005, our operating activities consumed cash of $10,730,971, an increase of $6,604,214 over the year ended December 31, 2004. Our activity level in 2005 increased dramatically over the level of activity in 2004 in both our research and development activities and our general and administrative activities because we were able to raise cash through the sale of our common stock. This liquidity allowed us to proceed with our drug trials, increase administrative capability and personnel, marketing activities, and the cost of being a public company.

Purchase of short-term investments consumed $52,001 of cash combined with $180,915 of capital expenditures for property and equipment, resulting in $232,916 of cash consumed in investing activities for the period ended December 31, 2005, which was an increase of $115,136 over the year ended December 31, 2004.

Financing activities generated $15,108,254 of cash during the year ended December 31, 2005, an increase of $7,967,825 over the year ended December 31, 2004. This increase is primarily related to completion of our Initial Public Offering exceeding the proceeds from the sale of convertible notes payable during the year ended December 31, 2005 and 2004, respectively.

Year ended December 31, 2003 and 2004

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

Purchase of short-term investments consumed $85,362 of cash combined with $32,418 of capital expenditures for property and equipment, resulting in $117,780 of cash consumed in investing activities for the period ended December 31, 2004, which was an increase of $121,511 over the year ended December 31, 2003.

Financing activities generated $7,140,431 of cash during the year ended December 31, 2004, an increase of $3,425,213 over the year ended December 31, 2003. This increase is primarily related to the collection of all subscriptions receivable in 2004 of $2,042,099 and proceeds from notes payable issued $6,631,200.

7. Funding Requirements

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

We do not expect to generate significant additional funds unless and until we obtain marketing approval for, and begin selling, one of our new drug candidates. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch one of our new drug candidates;

•	the success of our other pre-clinical and clinical development programs; and

•	the receptivity of the capital markets to financings by biotechnology companies.

Based on historical as well as budgeted expenditures, we believe we will need to raise additional external funds in the future through the sale of additional equity or debt securities to continue to develop our drug candidates at our current rate of expenditure. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

8. Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of December 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations(a)	$18,102	$—	$18,102	$—	$—
Operating lease obligations(b)	$2,679	$221	$982	$1,100	$376

Total	$20,781	$221	$19,084	$1,100	$376

(a)

We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see footnote 9). During the third quarter of 2006, Noteholders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the quarter ended December 31, 2006, Convertible note holders elected to convert $1,601,791 of their notes receivable to 968,971 shares of common stock for an average price of $1.84 (including 74,518 committed shares). Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if the company chooses to make interest payments in cash, the company would have a liability of approximately $4,900,000 in interest payments for the remaining life of the note.

(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. Cardio entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,401,000 including approximately $493,686 in base rent for the expanded space throughout the term of the lease. Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Number of Contracts	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-2013
3	Koea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-2099
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, L.L.C”)	Clinical development of investigational drugs and devices for CardioVascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-04	Upon delivery of and payment for catheters

1)

We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement, at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for us.

2)	CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist us with the FDA approval process for our drug.
5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of our drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of CVBT-141A by catheter procedures.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Number of Contracts	Contract	Agreement Name	Start	End Date
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee- San Diego	15-Mar-06	15-Aug—13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue
14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company
15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
17	Zimmerman Adams	Investing banking	6-Jun-06	ongoing

7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.
9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)

Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

13)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.
14)	This agreement is for the purpose of preparing and distributing information about the Company.

15)	Kendle (formerly Charles River Laboratory) will support us in our Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)

The Bruckner Group Incorporated will assist us in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.

17)	The purpose of this consulting agreement is to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
	(Dollars in thousands)
Service Fees Paid for Above Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$973	$1,170	$1,565	$4,548
Catheter and Disposables Technologies	—	50	32	81
JDM Consulting	—	1,133	1,460	2,593
BioRASI	—	180	746	926
Capital Financial Media	—	—	870	870
Kendle (formerly Charles River Laboratory)	—	—	934	934
Bruckner Group Incorporated	—	—	237	237
Zimmerman Adams International	—	—	101	101

Total	$973	$2,533	$5,945	$10,290

9. Off-Balance Sheet Transactions

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

10. Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is evaluating how SFAS 157 will impact its results of operations and financial position.

In September 2006, Staff Accounting Bulletin issued Interpretation No. 108. This new standard provides guidance in processing of qualifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in qualifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted this principal to address the qualified financial misstatements and prior period errors.

In September 2006, the FASB issued SFAS No.158, “Employer’s” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 1587 is effective for fiscal years ending after December 15, 2006. We do not believe that SFAS No. 158 will have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have an immediate significant impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may have interest rate exposure to market risk with our cash and cash equivalents. Interest rates on our money market accounts ranged from 3.967% to 5.188% for the year ended December 31, 2006. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. The effective duration of our portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

We sold floating rate convertible debt securities. At December 31, 2006, there was $18.1 million of floating rate debt outstanding which is subject to interest rate risk. Interest rates on our convertible notes payable ranged from 11.94% to 12.48% for the year ended December 31, 2006. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $181,000 and our cash flow should we choose to pay this interest in cash in lieu of paying in-kind.

Foreign Currency Risk

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

Derivative Securities Risk

We sold floating rate convertible debt securities that has several derivative features. Whereas the value of the derivative features effect our “Statement of Operations” and “Balance Sheet”, there is no effect on our cash flow.

The value of these derivatives fluctuate change from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of December 31, 2006.

Adjustment to Fair Value of Derivatives	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Balance December 31, 2006
	(Dollars in thousands)
Embedded Derivatives	$8,196	$7,777	$419
Warrant Derivative	2,383	2,211	172

Adjustment to Fair Value of Derivatives included in other income		$9,988

The Primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the “Black-Scholes” calculation. If our Company’s stock price decreases sufficiently, we may show “Other Income”; conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the “Black-Scholes” calculation increases sufficiently, we may show “Other Income,” conversely, if it decreases, we may show “Other Expense.” Since the issuance of the Convertible Notes to the period ended December 31, 2006 our Company’s stock price has decreased from $7.15 to $1.48. For the same period, the volatility in the stock price of comparable companies used in the “Black Scholes” calculation increased from 74.6% to 94.32%. As of December 31, 2006, we show $9,987,863 of adjustment to the fair value of derivatives as Other Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Controls and Procedures

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K with respect to compensation paid to our Chief Executive Officer and other current executive officers is incorporated by reference from the information contained in the section captioned “Executive Compensation and Related Information” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K with respect to beneficial ownership of our Common Stock is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of this Annual Report on Form 10-K with respect to certain relationships and related transactions is incorporated by reference from the information contained in the section captioned “Related Party Transactions” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K with respect to our principal accountants is incorporated by reference from the information contained in the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in CardioVascular BioTherapeutics, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007, a copy of which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as part of this report:

1. Financial statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets for the years ended December 31, 2005 and 2006

Statements of Operations for the years ended December 31, 2004, 2005 and 2006

Statements of Stockholders’ Equity (Deficit) for the period from March 11, 1998 (inception) to December 31, 2006

Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

AS OF DECEMBER 31, 2006 and 2005 and

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006 and FOR THE PERIOD

FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CardioVascular BioTherapeutics, Inc.

(formerly Cardiovascular Genetic Engineering, Inc.)

(A Development Stage Company)

Las Vegas, Nevada

We have audited the balance sheets of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006, and the period from March 11, 1998 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and the period from March 11, 1998 (date of inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

April 12, 2007

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

December 31, 2005, and 2006

	For the Year Ended December 31,
	2005	2006
	(in thousands except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674	$8,503
Restricted cash	137	172
Due from an affiliate	2	38
Other current assets	—	88
Prepaid expenses (including related party amounts of $0 in 2005 and $396,000 in 2006)	449	1,178

Total Current Assets	9,262	9,979
Property and equipment, net of accumulated depreciation ($14,210 in 2005, $163,962 in 2006)	199	887
Deferred financing costs, net of amortization ($0 in 2005, $402,631 in 2006)	—	1,481
Other assets	27	80

Total Assets	$9,488	$12,427

LIABILITIES
Current Liabilities:
Accrued interest payable	$1	$557
Due to affiliates	—	111
Accounts payable	174	861
Accrued payroll and payroll taxes	125	223
Deferred rent	—	158

Total current liabilities	300	1,910
Convertible notes payable and embedded derivatives	—	11,635

Total Liabilities	300	13,545

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2005 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 123,899 and 125,458 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	124	125
Committed common stock	—	—
Additional paid in capital	38,221	42,061
Deficit accumulated during the development stage	(29,157)	(43,304)

Total stockholders’ equity (deficit)	9,188	(1,118)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,488	$12,427

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

and FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	For the Year Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
`	(Dollars in thousands, except share and per share data)
Operating expenses
Research and development (A)	$2,543	$3,091	$7,135	$16,612
Selling, general and administrative (B)	2,337	7,979	11,734	26,264

Total operating expenses	4,880	11,070	18,869	42,876

Operating loss	(4,880)	(11,070)	(18,869)	(42,876)

Other income (expenses)
Interest income	34	298	695	1,055
Interest expense	(3,152)	(1,594)	(5,961)	(11,451)
Other expenses	—	—	—	(5)
Adjustment to fair value of derivatives	—	—	9,988	9,988
Equity in loss of unconsolidated investee	(15)	—	—	(15)

Net other income (expenses)	(3,133)	(1,296)	4,722	(428)

Net loss before provision (benefit) for income taxes	(8,013)	(12,366)	(14,147)	(43,304)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(8,013)	$(12,366)	$(14,147)	$(43,304)

Loss per share
Basic loss per share	$(0.07)	$(0.10)	$(0.11)
Diluted loss per share	$(0.07)	$(0.10)	$(0.11)
Shares used to calculate loss per share
Basic	110,575	120,374	124,181

Diluted	110,575	120,374	124,181

(A) Research and Development with Related Parties (Notes 3 and 11)	$465	$1,221	$2,975	$6,099

(B) Selling General and Admin with Related Parties (Notes 3 and 11)	$1,448	$731	$1,883	$7,281

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050	93	—	(92)		1
Issuance of common stock for cash	7/9/1998	0.10			300	—		30		30
Issuance of preferred stock for cash	(1)	9.85	53	—				520		520
Net loss (unaudited)									(568)	(568)

Balance, December 31, 1998			53	—	93,350	93	—	458	(568)	(17)

Issuance of common stock to founders	(2)	$0.001			4,580	5	—	(5)		—
Issuance of common stock for cash	6/25/1999	0.30			67	—		20		20
Issuance of common stock for cash	6/25/1999	0.30			100	—		30		30
Issuance of common stock for cash	10/5/1999	0.30			340	—		102		102
Issuance of stock options for services								82		82
Net loss (unaudited)									(655)	(655)

Balance, December 31, 1999			53	—	98,437	98	—	687	(1,223)	(438)

Issuance of common stock to founders	(3)	$0.001			2,120	2	—	(2)		—
Issuance of common stock for cash	12/21/2000	0.4117			8,750	9		3,593		3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—		—		—
Issuance of common stock for services	(5)				583	1		(1)		—
Issuance of stock options for services								74		74
Net loss (unaudited)									(2,233)	(2,233)

Balance, December 31, 2000			51	—	110,040	110	—	4,351	(3,456)	1,005

Issuance of common stock for cash	8/10/2001	0.80			150	—	—	120	—	120
Net loss									(1,665)	(1,665)

Balance, December 31, 2001			51	—	110,190	110	—	4,471	(5,121)	(540)

Net loss									(1,328)	(1,328)

Balance, December 31, 2002			51	—	110,190	110	—	4,471	(6,449)	(1,868)

Issuance of stock options for services								47		47
Issuance of warrants for services								120		120
Net loss									(2,329)	(2,329)

Balance, December 31, 2003			51	—	110,190	110	—	4,638	(8,778)	(4,030)

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit)
Issuance of common stock for conversion of convertible notes	(6)				1,650	2		4,529		4,531
conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)

Balance, December 31, 2004			23	—	112,650	113	2	11,293	(16,791)	(5,383)

Issuance of common stock for cash	(8)				1,725	2		14,709		14,711
Conversion of convertible notes	(6)				4,228	4		10,327		10,331
Conversion of convertible preferred stock	(7)		(23)	—	4,325	4	(2)	(2)		—
Exercise of options	(10)				123	—		83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)				848	1		(1)
Net loss									(12,366)	(12,366)

Balance, December 31, 2005			—	$—	123,899	$124	$—	$38,221	$(29,157)	$9,188

Warrants exercised	(12)				89	—		—		—
Exercise of options	(10)				465	—		230		230
Issuance of stock for services	(13)				0	0		—		—
Conversion of convertible notes	(15)				1,005	1	—	1,929		1,930
Stock based compensation	(11)							479		479
Issuance of warrants for services	(14)							1,202		1,202
Net loss									(14,147)	(14,147)

Balance, December 31, 2006			—	$—	125,458	$125	$—	$42,061	$(43,304)	$(1,118)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives
(14)	Warrants issued to officer for services
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the years ended December 31, 2004, 2005, and 2006 and the period from March 11, 1998 (inception) to December 31, 2006, $0, $0, $1,752,783, and $1,752,783 of senior secured convertible notes payable were converted into 0, 0, 1,004,953, and 1,004,953 shares of uncommitted common stock and also $0, $0, $144,731 and $144,731 of senior secured convertible notes payable were converted into 0, 0, 74,518 and 74,518 shares of committed common stock, respectively. During the year ended December 31, 2006, $33,028 of interest on senior secured convertible notes were paid with common stock.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005, and 2006

and FOR THE PERIOD FROM March 11, 1998 (INCEPTION) to DECEMBER 31, 2006

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(8,013)	$(12,366)	$(14,147)		$(43,304)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2	12	150		170
Amortization of benefit conversion feature	1,340	710	—		2,050
Amortization of deferred financing costs	1,030	713	403		2,538
Interest paid in stock	—	—	33		33
Stock based compensation	79	1,812	479		2,573
Stock issued for services rendered	—	—	—		—
Warrants issued for services rendered	—	—	1,202		1,322
Amortization of discount related to warrants derivatives	—	—	618		618
Amortization of discount related to conversion feature	—	—	1,617		1,617
Amortization of discount related to interest on conversion feature	—	—	1,284		1,284
Adjustment to fair value of derivatives	—	—	(9,988)		(9,988)
Equity in loss of unconsolidated investee	15	—	—		15
(Increase) decrease in
Due from affiliate	—	(2)	(36)		(38)
Other current assets	(7)	7	(88)		(88)
Prepaid expenses	(8)	23	(729)		(1,178)
Other assets	(6)	(21)	(53)		(95)
Increase (decrease) in
Due to an affiliate	—	—	111		111
Accounts payable	545	(539)	687		861
Accrued payroll and payroll taxes	14	107	98		223
Accrued interest	882	(1,187)	556		557
Accrued rent	—	—	158		158

Net cash used in operating activities (a)	(4,127)	(10,731)	(17,645)		(40,561)

Cash flows from investing activities
Restricted cash	(85)	(52)	(35)		(172)
Purchase of property and equipment	(32)	(181)	(837)		(1,056)

Net cash used in investing activities (b)	(117)	(233)	(872)		(1,228)

Cash flows from financing activities
Proceeds from sale of common stock	—	15,548	—		19,452
Proceeds from exercise of options & warrants	—	82	230		312
Proceeds from sale of preferred stock	—	—	—		521
Proceeds from issuance of notes payable	5,831	—	—		14,092
Deferred financing cost	(980)	—	(1,884)		(4,019)
Proceeds from notes payable issued under Reg D	800	—	20,000		20,800
Cash paid for deferred offering costs	(866)	—	—		(866)
Due to net increase/(decrease) in affiliates	313	(522)	—		—
Subscription receivable	2,042	—	—		—

Net cash provided by financing activities (c)	7,140	15,108	18,346		50,292

Increase (decrease) in cash and cash equivalents	2,896	4,144	(171)		8,503
Cash and cash equivalents, beginning of year	1,634	4,530	8,674		—

Cash and cash equivalents, end of year	$4,530	$8,674	$8,503	$

Supplemental disclosures of cash flow information
Interest paid	—	1,357	$1,306		$2,668

California Franchise Taxes paid	$1	$1	$1		$6

Supplemental Disclosure of Non-Cash Financing Activities

(a)	Including amount with related parties of $1,912,568, $1,951,812, $4,857,780 and $13,379,840, respectively.
(b)	Including amount with related parties of $0, $0, $0 and $0, respectively.
(c)	Including amount with related parties of $(666,356), $(522,719), $(1,850,439), and $(3,986,152), respectively.

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

1) During the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the Company issued 0, 0, 0, and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

2) During the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the Company issued 0, 0, 0, and 583,000 shares of post-split adjusted common stock for services, respectively.

3) During the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $2,050,000, $0, $0, and $2,050,000, respectively.

4) During the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, 28,100, 23,250, 0, and 52,850 shares of convertible preferred stock were converted into 810,000, 2,325,000, 0, and 5,285,000 shares of common stock, respectively. During the period ended December 31, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were converted into common stock.

5) During the year ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, $4,531,200, $10,331,000, $0, and $14,862,200 of convertible notes payable were converted into 1,649,550, 4228,000, 0, and 5,877,550 shares of common stock, respectively.

6) In March 2006, 100,000 warrants, with an exercise price of $0.80, were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3 was paid in cash upon exercise of the warrants on a cashless basis.

7) In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

8) During the years ended December 31, 2004, 2005, and 2006 and the period from March 11, 1998 (inception) to December 31, 2006, $0, $0, $1,752,783, and $1,752,783 of senior secured convertible notes payable were converted into 0, 0, 1,004,953, and 1,004,953 shares of uncommitted common stock and also $0, $0, $144,731 and $144,731 of senior secured convertible notes payable were converted into 0, 0, 74,518 and 74,518 shares of committed common stock, respectively. During the year ended December 31, 2006, $33,028 of interest on senior secured convertible notes was paid with common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1. DESCRIPTION OF BUSINESS

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio” or the “Company”) is a development stage biopharmaceutical company focused on developing and marketing protein drug candidates that are designed to be used in the treatment of cardiovascular disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. and in February 2004, changed its name to CardioVascular BioTherapeutics, Inc. Since inception, Cardio has been engaged in research and development activities associated with bringing its products to market.

NOTE 2. Basis of Presentation

Management’s Plan

The Company has incurred net losses of $14.1 million, $12.4 million and $8.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. Further, the Company had a stockholders’ deficiency of $1.1 million, cash and cash equivalents of $8,503,000, and restricted cash of $172,000 at December 30, 2006. The company requires additional capital in order to continue its operations at the planned level.

Historically, the Company has successfully obtained external financing through public offerings, private placements of equity, and private placements of convertible debt. The Company plans to raise additional capital through a public offering of common stock, coincident with its planned AIM (Alternative Investment Market of the London Stock Exchange) listing scheduled for May 2007.

The Company is also taking actions to address both short-term and long-term liquidity in the following ways:

•	Developing additional sources of debt and equity financing to satisfy our current and future operating requirements;

•	Pursuing opportunities for licensing of drug indications for co-development, clinical trials, marketing and distribution.

•	Pursuing opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

NOTE 3. TRANSACTIONS AND CONTRACTUAL RELATIONSHIPS WITH AFFILIATED ENTITIES

Cardio is a member of an affiliated group through common management that includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International (“CPI”), Sribna Culya Biopharmaceuticals Inc. (“Sribna”), Proteomics Biopharmaceuticals Technologies Inc. (“Proteomics”), Zhittya Stem Cell Medical Research Company Inc. (“Zhittya”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the “affiliates”. The common management of Cardio and Phage spend a sufficient amount of their time with Cardio and Phage to satisfy the needs for Cardio and Phage, and the remaining balance to other interests.

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, President/Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Dr. Jacobs joined Cardio’s Board of Directors. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure. Daniel C. Montano, Dr. Thomas Stegmann and Dr. Jacobs are members of the Board of Directors of CPI. Mr. Grant Gordon, one of the Company’s current Board members, is a member of the Board of Directors of CPI and is CPI’s President. Mr. Flaa, one of the Company’s current Board members and the Company’s CFO, is CPI’s CFO.

Grant Gordon, Vice-Chairman of the Board of Directors of our Company, is also a principal of GHL Financial Services Ltd. (“GHL”). Zimmerman Adams International Limited (“ZAI”) and GHL have entered into a sub-placing agreement whereby GHL is to serve as a sub-placing agent to ZAI. Upon funds raised for the Placing from subscribers procured by GHL, in its capacity as sub-placing agent to ZAI, a commission of 6% of the aggregate value at the Placing Price of the Placing Shares subscribed by such investors pursuant to the Placing, will be payable to GHL.

The following are or were the business activities performed by each affiliate:

Active Companies:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors control 27% and the Company controls 4.3% of the common stock of Phage;

•

CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each is able to appoint 45% of CPI’s directors.

Inactive Companies:

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);

•	Proteomics was developing a non-injection method for medical protein (currently inactive);

•	Zhittya was researching adult stem cells (currently inactive); and

•	Qure was developing commercial medical applications (currently inactive); Qure owns less than 1% of the Company’s common stock.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Joint Patent Ownership and License Agreement

Cardio has a Joint Patent Ownership and License Agreement with Phage. Under that agreement, Cardio and Phage each own an undivided one-half interest in the U.S. and foreign patent rights necessary to develop and commercialize Cardio’s drug candidates, each of which are formulated with FGF-1141 as its active pharmaceutical ingredient, and Phage agrees to provide certain technical development services to Cardio and to manufacture Cardio’s drug candidates for Cardio’s clinical trials at cost. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. This agreement obligates Cardio, at its option, to either (i) pay Phage ten percent of net sales for its drugs manufactured for Cardio by Phage or (ii) pay Phage a six percent royalty based on Cardio’s net sales price of its drugs that Phage does not manufacture for Cardio. This agreement expires on the last to expire of the patent rights covered, including extensions.

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

Furthermore, Cardio paid Phage for technical development services and for manufacture of its drug candidates for clinical trials, which, pursuant to the agreement, Phage provided to Cardio at cost. For the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, payments to Phage relating to such services were $181,936, $578,052, $2,372,817, and $3,935,821, respectively.

Administrative Support

Phage has provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 were $181,348, $263,922, $144,963 and $1,160,421, respectively.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

the Company’s future financial results. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI’s obligations. There is no material difference between Cardio’s carrying value for CPI and underlying equity in CPI’s net assets. There is no quoted market price for CPI’s net assets. There is no quoted market price for CPI’s shares.

Royalty Agreement

Cardio has entered into an agreement with Dr. Thomas Stegmann, one of the Company’s directors, Co-President and Chief Medical Officer, whereby Cardio will pay Dr. Stegmann a royalty of one percent of the Company’s net revenue (as defined) from commercial sales of Cardio drugs in exchange for rights granted to Cardio to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. Cardio has made no payments to Dr. Stegmann under this agreement.

Asia Exclusive Patent License and Distribution Agreement

On December 15, 2000, the Company entered into an agreement, which has been superseded by a new exclusive license agreement dated February 20, 2007, with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize its future products. The Company transferred to KBDC the rights to market its products for 99 years in all of the Republic of Korea, China, and Taiwan. The Company did this by exclusively licensing its patents to KBDC in Korea, China and Taiwan in the field of: any angiogenic or wound healing compositions and methods of use for which we have received marketing approval in the United States, Europe or Japan (including in particular, but without limitation, all FGF species, fragments, derivatives, and analogs thereof), and methods of making the approved angiogenic or wound healing compositions, including any nucleic acid sequences encoding said compositions and any vectors and/or host cells comprising said nucleic acid sequences. The agreement further provides that any improvements, in the form of modifications to methods, processes, compositions or products within the license field, are the property of the Company, but shall be within the license granted. The parties shall inform each other in writing of any such improvements.

In exchange, KBDC arranged for the subscription for 8,750,000 of the Company’s shares of Common Stock for $3,602,000 by Cardio Korea Co. Ltd. KBDC agreed to fund all of the regulatory approval process in the Republic of Korea for any of the Company’s products.

In addition, KBDC agreed to pay a royalty of 10% of net revenues to the Company. The royalties will be paid for the life of the joint Patent Ownership Agreement, then 9% thereafter. The agreement contemplates the expiration or abandonment of the licensed rights, at which point the royalty paid by KBDC is adjusted. Either party may terminate the agreement for material breach that is uncured 30 days after receipt of written notice.

Daniel C. Montano, the Company’s chairman, owns 17% of KBDC and is a former member of the KBDC Board of Directors. KBDC invested $200,000 in each of Sribna, Proteonics and Zhittya and invested $60,000 in CPI.

Guaranty of Rental Agreements for Phage

Cardio entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 with Canta Rana Ranch, L.P., a California limited partnership and Phage (the “Lease Agreement”). Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs and is the Company’s sole supplier of drug products. Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month that will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10 th) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from May 1, 2006 to the Expiration Date of the Lease Agreement; and (b) one-tenth (1/10 th ) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of Additional Rent. Any amount of Guaranty Fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,687,334 as of December 31, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

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

Guaranty from Daniel C. Montano

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from sale of drugs in which FGF-1141 is the active pharmaceutical ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

DECEMBER 31, 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2006 the Company has accumulated a deficit of $43,304,891. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted Cash

As of December 31, 2004, 2005, and 2006 restricted cash consist of $85,362, $137,363, and 172,361, respectively. The restricted cash is required as collateral for the Company’s credit card holders.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful life of the related asset, which management believes is 3 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments and renewals are capitalized.

Deferred Rent

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

Valuation of Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.

Research and Development Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred. Research and development costs consist of expenses incurred by third party consultants, contractors, clinical research organizations, and suppliers in support of pre-clinical research and FDA clinical trials.

Non-monetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent. Deferred financing costs relating to obtaining the convertible notes financing were capitalized and amortized over the term of the related debt using the straight-line method, and as redemptions occur we charge off a proportional amount of the original deferred financing costs to interest expense. Since the convertible notes are due at maturity (March 2009) and the Company is not obligated to make, nor does it anticipate making interim principal payments, the Company believes using this method provides similar recognition to the effective interest rate method. At December 31, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 the deferred financing costs were $0, $1,883,429, and $4,019,142, respectively. The deferred financing costs in 2006 includes $500,641

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

associated with pending stock exchange admission costs. During the year ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the Company amortized $0, $712,664, $402,631, and $2,538,346, respectively.

Marketing Expense

The company has been engaged in a marketing program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These marketing costs are expensed as incurred. During the years ended December 31, 2004, 2005, and 2006, marketing expenses totaled $0, $1,485,161, and $2,733,147, respectively.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2004, 2005, and 2006, uninsured portions of cash amounted to $4,310,222, $8,596,051, and $8,475,353, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004, 2005, and 2006 since their effect would have been anti-dilutive:

	December 31, 2004	December 31, 2005	December 31, 2006
Convertible preferred stock	2,325,000	—	—
Stock options	2,755,000	3,160,500	2,911,050
Warrants	1,233,330	375,000	1,230,882
Convertible notes payable	4,143,000	—	1,672,468

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123)”.

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

During the year ended December 31, 2005 the Company issued 550,500 options with an exercise price of $10.00 to employees and directors from the 2004 Stock Plan. Stock-based compensation expense recognized in the statement of operations as research and development and general and administrative expenses under SFAS 123 and SFAS 123(R) for employees and directors for the years ended December 31, 2005 and 2006 was $1,812,011 and $478,934, respectively. As of December 31, 2006, our stock based compensation in research and development and general and administration were $369,245 and $109,689, respectively.

Stock based compensations for 2006:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (years)	Expected Dividend Yield %
First Quarter	$240,254	74	4.785	5	0%
Second Quarter	$13,270	79	5.125	5	0%
Third Quarter	$11,272	77	4.570	10	0%
Fourth Quarter	$235,920	77	4.670	10	0%

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

Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have an immediate significant impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48,”Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is evaluating how SFAS 157 will impact its results of operation and financial position.

In September 2006, Staff Accounting Bulletin issued Interpretation No. 108. This new standard provides guidance for the process of qualifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in qualifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted this principal to address the qualified financial misstatements and prior period errors.

In September 2006, the FASB issued SFAS No.158, “Employer’s” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not believe that SFAS No. 158 will have a material impact on our results of operations and financial condition.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

NOTE 5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following at December 31, 2005 and 2006:

	December 31,
	2005	2006
	(Dollars in thousands)
Cash in bank	$8,674	$8,503
Restricted cash	137	172

Total	$8,811	$8,675

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets at December 31, 2005 and 2006 consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)
Prepaid clinical trial costs (a)	$204	$142
Prepaid clinical trial costs—related party (b)	—	396
Prepaid insurance (c)	72	83
Prepaid professional and legal fees (d)	61	312
Prepaid trade shows (e)	84	51
Prepaid and current assets (other) (f)	28	282

Total	$449	$1,266

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: BioRasi, Catheter, Perry Scientific, and Beacon Bioscience. These amounts are to be applied against the final invoices and will be recognized in our “statement of operations” as Research and Development upon the completion of these trials.
(b)	Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal we received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of December 31, 2006. Phage has performed per the Company’s contract and is waiting for delivery instructions from the Company. We will recognize this expense in our “statement of operations” as research and development upon transfer of the goods in 2007.
(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “statement of operations” as general and administrative expense.
(d)	Includes prepaid associated with investor relations programs, SEC Counsel, research and development studies, tax advisory services, and legal retainer fees. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed; at that time these retainers will be recognized in our “statement of operations” as legal expense ($238,000 was expensed in January 2007, $35,000 is amortized over one year period, and the remaining balance will be expensed upon termination of the contract).
(e)	Includes prepaid associated with trade shows in San Francisco, Florida, London, Las Vegas, and Washington D.C. These items will be recognized in our “statement of operations” as general and administrative expense as they occur.
(f)	Includes $50,848 and $47,704 prepaid investor relations and office rent fees for January 2007. Include other prepaid associated with advertising, office expenses, and miscellaneous receivables. These items will be recognized in our “statement of operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005, and 2006 consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)
Furniture, fixtures, computer software, and equipment	$166	$679
Scientific equipment	47	86
Leasehold improvements	—	286
Less accumulated depreciation	(14)	(164)

Property and equipment net of accumulated depreciation	$199	$887

Depreciation expense for the years ended December 31, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 was $2,299, $11,911, $149,752, and $169,988, respectively. Depreciation expense of $169,988 includes the assets in December 31, 2002 with a value of $6,026 which were fully depreciated and disposed of.

NOTE 8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2005, and 2006 consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)
Due to Phage	$—	$(111)
Due from Phage	2	38

Total	$2	$(73)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Conversion of senior secured notes during 2006:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period	Committed Shares Included
Third quarter—2006	$295,723	110,500	$2.76	$7,576	28,000
Fourth quarter—2006	$1,601,791	968,971	$1.84	$25,454	74,518

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

From March 20, 2006 until the first date on which there are no notes outstanding, the Company will have certain restrictions on the payment of dividends or distributions, whether in cash, stock, equity securities or property, in respect to any capital stock or split, combination or reclassification of any capital stock or issuance or authorization of the issuance of any other securities in respect of, in lieu of or in substitution for any capital stock, or set any record date with respect to any of the foregoing.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following table summarizes Convertible note, discount and derivative values outstanding at December 31, 2006:

(Dollars in thousands)
Convertible Notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(1,898)

Convertible Notes at face value at December 31, 2006	18,102
Discounts on Notes:
Embedded derivatives	(7,418)
Warrant derivative	(2,383)

Net convertible notes on December 31, 2006	8,301
Amortization of discount from derivatives	2,743

Convertible notes at December 31, 2006	11,044
Embedded derivatives at fair value at December 31, 2006	419
Warrant derivative at fair value at December 31, 2006	172

Net Convertible notes, embedded derivatives and warrant derivative at December 31, 2006	$11,635

The Company is required to revalue the derivatives in each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of December 31, 2006.

	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Balance December 31, 2006
	(Dollars in thousands)
Adjustment to Fair Value of Derivatives
Embedded Derivatives	$8,196	$7,777	$419
Warrant Derivative	2,383	2,211	172

Adjustment to Fair Value of Derivatives included in other income		$9,988

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at December 31, 2006. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $172,570 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the period ended December 31, 2006, a decrease in the fair value of the warrant derivative of $2,210,764 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

The Primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the “Black-Scholes” calculation. If our Company’s stock price decreases sufficiently, we may show “Other Income”, conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the “Black-Scholes” calculation increases sufficiently, we may show “Other Income,” conversely, if it decreases, we may show “Other Expense.” Since the issuance of the Convertible Notes to the period ended December 31, 2006 our Company’s stock price has decreased from $7.15 to $1.48. For the same period, the volatility in the stock price of comparable companies used in the “Black Scholes” calculation increased from 74.6% to 94.32%. As of December 31, 2006, we show $9,987,863 of adjustment to the fair value of derivatives as Other Income.

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative (conversion feature) at December 31, 2006 has been adjusted to reflect its “fair value” of $320,537 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $4,247,627 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $97,928 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the interest conversion feature liability of approximately $3,529,472 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

The Company filed an S-3 which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. On December 2, 2006, the Company paid interest in cash of $556,827 for the year ended December 31, 2006. The interest rate for the three-month period ended December 31, 2006 was 12.37%.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (the date of closing), will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of December 31, 2006:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(Dollars in thousands)
Balance March 20, 2006 (closing date)	$1,553	$2,383	$8,196	—
Adjustment on the estimated legal expenses on the convertible notes	(23)			(23)
Percent change for conversion to common stock for December 31, 2006	(147)	—	(777)	(924)
Amortization for the period March 20, 2006 (date of closing) through December 31, 2006 charged to interest expense	(403)	(618)	(2,125)	(3,146)

Remaining deferred costs and discount to be amortized	$980	$1,765	$5,294	$(4,093)

Deferred financing costs relating to obtaining the Convertible Notes were capitalized and amortized over the term of the related debt using the straight-line method. As redemptions occur the Company will charge off a proportional amount of the original deferred financing costs to interest.

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants (see footnote 3).

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

Series IIa Convertible Promissory Notes

In July 2004, the Company sold $800,000 of convertible notes payable Series IIa. The terms of the convertible notes payable Series IIa are identical to the terms of the convertible notes payable Series II, as discussed above.

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

Components of Interest Expense

During the year ended December 31, 2004, the Company issued Series II and Series IIa convertible promissory notes with an imbedded beneficial conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $2,050,000. The Company’s estimate of fair market value resulting in a beneficial conversion feature was based on the “Letter of Intent” with the underwriters. This amount will be recognized in the statement of operations as interest expense during the period from the commitment date of the notes to the maturity dates of the notes.

The Company recognized interest expense resulting from the beneficial conversion feature of $1,339,999, $710,001, $0, and $2,050,000, respectively, for the years ended December 31, 2004, 2005, and 2006 and the period from March 11, 1998 (inception) to December 31, 2006.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Since the convertible promissory notes have a reset provision upon the completion of the IPO, the Company retested the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the conversion price and the fair value of the common stock, at the effective initial public offering date, will be recorded as a debt discount and will be amortized to interest expense over the redemption period of the convertible notes payable in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” No additional Beneficial Conversion feature was required to be recovered.

In connection with convertible notes payable Series I, II, IIa, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 total financing costs of $1,030,417, $712,664, $0, and $2,135,715 respectively, were charged to interest expense.

For the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the interest expense on the Series I, II and IIa convertible notes was $882,308, $166,820, $0, and $1,357,285, respectively.

For the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the senior secured convertible notes was $0, $0, $5,961,534, and $5,961,534, respectively, of which $2,742,675 of the interest expense is the amortization of the derivative liabilities, and $402,631 is the amortization of deferred financing cost.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended December 31, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. The 2,000,000 shares of common stock, which as of December 31, 2004 had not been issued, but were classified as committed common stock, were issued during this period. At December 31, 2005 all issued preferred stock has been converted into common stock.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holder	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
December 2005	1	—	933,330	848,482
March 2006	1	—	100,000	89,116
April 2006	2	55,000	—	55,000
August 2006	1	200,000	—	200,000
September 2006	1	10,000	—	10,000
December 2006	1	200,000	—	200,000

In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

During the years ended December 31, 2004, 2005, and 2006 and the period from March 11, 1998 (inception) to December 31, 2006, $0, $0, $1,752,783, and $1,752,783 of senior secured convertible notes payable were converted into 0, 0, 1,004,953, and 1,004,953 shares of uncommitted common stock and also $0, $0, $144,731 of senior secured convertible notes payable were converted into 0, 0, 74,518 and 74,518 shares of committed common stock, respectively. During the year ended December 31, 2006, $33,028 of interest on senior secured convertible notes was paid with common stock.

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees outside of its formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through December 31, 2006, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Footnote 4.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Stock option transactions for 2006:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
In February 2006 (a)	50,000	$10.00	$234,830	5	76
In March 2006 (b)	1,250	$10.00	$5,424	5	76
In April 2006 (b)	3,000	$10.00	$13,270	5	79
In July 2006 (b)	1,000	$10.00	$3,140	10	77
In August 2006 (b)	2,800	$10.00	$5,992	10	77
In September 2006 (b)	1,000	$10.00	$2,140	10	77
In October 2006 (b)	100,000	$10.00	$185,000	10	77
In November 2006 (b)	6,000	$10.00	$7,920	10	77
In December 2006 (b)	50,000	$10.00	$43,000	10	77

All options were granted from 2004 stock plan (defined next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.
(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

Stock option transactions for 2005 and prior years:

During the year ended December 31, 2005, the Company issued 550,500 options from the 2004 Stock Plan with an exercise price of $10.00 to employees and directors, and six stock option holders executed their options to purchase 124,500 shares of common stock. Of the total 124,500 stock options exercised, 20,000 stock options were exercised cashless.

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

On March 1, 2004, the Company granted 25,000 options to non-employees. The Company estimated the fair value of the options granted to be $21,385 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk-free rate of interest of 1.02 percent, volatility of 76 percent and an expected dividend yield of zero.

During the year ended December 31, 2003, no options were granted to employees. However, during the year ended December 31, 2004, the Company issued 40,000 options to employees. The Company estimated the fair value of the options granted to be $57,792 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk free rate of interest of 1.03 to 1.50 percent, volatility of 76 percent and an expected dividend yield of zero.

During the year ended December 31, 2002, no options were issued to non-employees. On September 1, 2003, the Company granted 90,000 options to non-employees. The Company estimated the fair value of the options granted to be $47,120 using the Black-Scholes Model. All options were issued for past services and

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk free rate of interest of 1.39 percent, volatility of 76 percent and an expected dividend yield of zero.

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2004, 2005, and 2006 is as follow:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2003	1,000,000	$0.30	1,690,000	$0.50	2,690,000	0.30 - $0.50
Granted	40,000	$8.00 - $10.00	25,000	$4.00	65,000	4.00 - $10.00
Exercised	—	$—	—	$—	—	—
Forfeitures	—	$—	—	$—	—	—
Outstanding at December 31, 2004	1,040,000	$0.30 - $10.00	1,715,000	$0.30 - $ 4.00	2,755,000	$0.30 - $10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30 - $ 2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00
Outstanding at December 31, 2005	1,170,500	$0.30 - $10.00	1,990,500	$0.30 - $10.00	3,161,000	$0.30 - $10.00
Granted	15,050	$10.00	200,000	$10.00	215,050	$10.00
Exercised	—	$—	465,000	$0.30 - $0.50	465,000	$0.30 - $0.50
Forfeitures	—	—	—	—	—	—
Outstanding at December 31, 2006	1,185,550	$0.30 - $10.00	1,725,500	$0.30 - $10.00	2,911,050	$0.30 - $10.00

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2004, 2005, and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2004
Employees—Outstanding	1,040,000	$0.56	7.85	$582,400
Employees—Expected to Vest	—	$—	—	$—
Employees—Exercisable	1,040,000	$0.56	7.85	$582,400
Non-Employees—Outstanding	1,715,000	$0.56	7.85	$946,400
Non-Employees—Expected to Vest	—	$—	—	$—
Non Employees—Exercisable	1,715,000	$0.56	7.85	$946,400

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value

As of December 31, 2005
Employees—Outstanding	1,170,500	$1.70	4.56	$1,989,850
Employees—Expected to Vest	105,114	$1.70	4.56	$178,694
Employees—Exercisable	1,065,386	$1.70	4.02	$1,811,156
Non-Employees—Outstanding	1,990,500	$2.50	5.26	$4,976,250
Non-Employees—Expected to Vest	—	$—	—	$—
Non Employees—Exercisable	1,990,500	$2.50	5.26	$4,976,250

As of December 31, 2006
Employees—Outstanding	1,185,550	$1.80	3.86	$2,133,990
Employees—Expected to Vest	229,633	$1.80	3.86	$413,339
Employees—Exercisable	955,917	$1.80	3.86	$1,720,651
Non-Employees—Outstanding	1,725,500	$3.61	6.21	$6,229,055
Non-Employees—Expected to Vest	—	$—	—	$—
Non Employees—Exercisable	1,725,500	$3.61	6.21	$6,229,055

Warrants

Warrants have only been issued to outside parties and have never been issued to employees. In December 2000, the Company issued a warrant to purchase 933,330 shares of common stock at an exercise price of $0.40 per share to an individual in connection with assisting in closing a private placement. The fair value of the warrant was determined using the Black-Scholes pricing model and the value of $115,475 was recorded as a reduction of the net proceeds received in the private placement. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 5.02 percent, zero volatility and an expected dividend yield of zero. The warrants fully vested in December 2001 and expired in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes Model. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk-free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of grant and was exercised in March 2006.

In June 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to an individual in connection with consulting services rendered. The fair value of the warrant was determined using the Black-Scholes Model and the value of $119,744 was recorded as a compensation expense in the Statement of Operations. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk-free rate of interest of 0.94 percent, volatility of 76 percent and an expected dividend yield of zero. The warrant fully vested on the date of grant and expires in June 2013.

On February 16, 2005, the Company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of six months commencing on the effective date of the IPO, February 11, 2005.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

In April 2006, the Company granted 250,000 warrants with an exercise price of $10.00 to an officer director. The Company estimated the fair value of the warrants granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over the vesting period of the warrants which is one year. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 79 percent, risk-free rate of interest of 5.125% and an expected dividend yield of zero.

Warrant activity for the year ended December 31, 2004, 2005, and 2006 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,233,330	$0.69
Granted	—	—
Sold	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	0.01
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$0.69
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at December 31, 2006	1,230,882	$7.06

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$0.69

Warrants exercisable at December 31, 2006	1,168,382	$7.08

The following table summarizes information about warrants outstanding at December 31, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.01	75,000	2.13	$0.01	75,000	$0.01
$2.00	200,000	6.48	$2.00	200,000	$2.00
$8.50	705,882	2.22	$8.50	705,882	$8.50
$10.00	250,000	9.29	$10.00	187,500	$10.00

Total	1,230,882			1,168,382

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

11. RELATED PARTY TRANSACTIONS

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
	(Dollars in thousands)
Fees Paid to:
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (a)	$—	$—	$—	$200
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (b)	286	432	480	1,816
Vizier Management Company (c)	—	—	—	116
GHL Financial Services Ltd. (“GHL”) (d)	980	16	40	2,225
Dr. Thomas Stegmann M.D. ( the Company’s Co-founder, Co-President, and Chief Medical Officer (e)	258	587	500	1,489
C.K. Capital International and C&K Capital Corporation (f)	—	20	1,218	1,763
Dr. Wolfgang Preiemer (the Company’s Co-founder) (e)	25	56	80	282

Total	$1,549	$1,111	$2,318	$7,891

(a)	Consulting fees.
(b)	Employment Services.
(c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting.
(d)	A director is a principal and owns 4.42% of the Company for the overseas sale of the Company’s convertible notes payable and Preferred Stock.
(e)	Fees were paid for assisting the Company in the development process of its products.
(f)	C.K. Capital International and C&K Capital Corporation is controlled by Alex Montano, son of Daniel C. Montano.

On March 15, 2006, the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California limited partnership, and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement (see note 12).

During August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal we received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of December 31, 2006. Phage has performed per our contract and is waiting for delivery instructions from our company. We will recognize these expenses in our statement of operation upon transfer of the goods in 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

12. INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2004, 2005, and 2006 were as follows:

	December 31,
	2004	2005	2006
	(Dollars in thousands)
Current
Federal	$—	$—	$—
State	0.80	0.80	0.80
Deferred
Federal	—	—	—
State	—	—	—

Provision for income taxes	$0.80	$0.80	$0.80

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2004, 2005, and 2006:

	December 31,
	2004	2005	2006
Income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.80	5.49	5.85
Deferred stock compensation	—	—	4.29
Change in valuation allowance	(39.69)	(38.91)	(42.28)
Other	(0.12)	(0.59)	(1.86)

Total	(0.01)%	(0.01)%	(0.00)%

Significant components of the Company’s deferred tax assets (liability) at December 31, 2004, 2005, and 2006 consisted of the following:

	December 31,
	2004	2005	2006
	(Dollars in thousands)
Deferred tax assets (liabilities)
Net operating loss carry-forwards	$6,382	$10,740	$19,256
Accrual to cash	649	(64)	(22)
Deferred stock compensation	224	964	1,673
Accrued interest payable	—	—	238
Derivative instruments	—	—	(2,771)
Other	—	(3)	(21)
Tax Credits	—	173	592
State taxes	(509)	(816)	(1,265)
Valuation allowance	(6,746)	(10,994)	(17,680)

	$—	$—	$—

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

As of December 31, 2006, the Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $45,147,000 and $44,185,000, compared to December 31, 2005, 24,934,000 and 24,992,000, respectively, which expire through 2008 to 2018. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company also has a federal research and development credit carry forward of $592,151.

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the years ended December 31, 2004, 2005 and 2006, has not been recognized in these financial statements.

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

In November 2005, the Company entered into a five-year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. Our deferred rent as of December 31, 2006 was $10,461.

Cardio entered into a Second Amendment dated September 8, 2006 (to be effective as of September 1, 2006) for the expansion space use of administrative offices in Las Vegas. The Second Amendment commences on August 29, 2006 and shall run coterminous with the term of that certain lease, dated November 1, 2005 for the space, consisting of 7,190 square feet of rentable space and expires on February 28, 2011. In total, including the annual base rent, Cardio will pay approximately $530,449 in base rent for the expansion space throughout the term of the Lease. Our deferred rent as of December 31, 2006 was $2,529.

Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month excluding an estimated 4% annual increase for the term of the Lease for the use of 6,768 square feet of general office and laboratory space. Our deferred rent as of December 31, 2006 was $48,589. Our Security deposit is refundable thirty days upon termination of the lease.

For the years ending December 31, 2004, 2005, and 2006, we paid total rent expense of $0, $0, and $220,956, respectively for our corporate office in Las Vegas, and our facility in San Diego.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following is a schedule of future minimum rental payments required under the lease agreement:

Year Ending December 31,	Amount
(Dollars in thousands)
2007	$459
2008	523
2009	541
2010	559
2011	275
thereafter	322

Total	$2,679

The Company bills related parties approximately $6,000 per month for use of space.

Phage Lease Guaranty

The Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 of the Standard Industrial Net Lease dated March 15, 2006, between Canta Rana Ranch, L.P., a California limited partnership, and Phage Biotechnology Corporation (“Phage”), a Delaware corporation (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

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

For the years ended December 31, 2004, 2005, and 2006, the Company earned $0, $0, $16,734 of Guaranty Fees from Phage.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of its drug candidates formulated with active pharmaceutical ingredient (FGF-1141).

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated, pursuant to the Lease Guaranty, to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,687,334 as of December 31, 2006 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing a balance of $5,000,000.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. For the year ended December 31, 2004, 2005, 2006 and the period from March 11, 1998 (inception) to December 31, 2006, consulting fees related to the various agreements were $206,998, $685,997, $1,377,861, and $2,702,980, respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2.00 per share. The warrants are exercisable immediately and have a contract life of 10 years.

List of consulting agreement:

Number of Consultant	Contract	Agreement Name	Start	End Date

1	E&G Consulting	Regulatory affairs	1-Jun-05	6-Dec-06

2	Judy Pelton	Corporate Secretary	20-Mar-98	1-Jan-06

3	Mickael Flaa	CFO	1-Jun-03	ongoing

4	Amy Montano	Investor Relations	20-Mar-98	ongoing

5	Investor Awareness	Public Relation	1-Nov-04	1-Jun-06

6	Schwartz Communications	Public Relation	1-Jul-06	ongoing

7	Michael Norris	VP Corporate Development	1-Sep-06	ongoing

8	Gary Abromovitz	Member of Board of Directors	1-Feb-06	ongoing

9	Allison Lipson	Director of Corporate Development	1-Dec-06	ongoing

10	Dr. Vance Gardener	Medical Expert	1-Oct-06	ongoing

11	Michael Rosenbaltt	Medical Expert	1-Sep-06	ongoing

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Service Agreements

The Company has entered several service agreements as follow:

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Number of Contracts	Contract	Agreement Name	Start	End Date

1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20

2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13

3	Koea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99

4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, L.L.C”)	Clinical development of investigational drugs and devices for CardioVascular indications	24-Oct-01	ongoing

5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13

6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-04	Upon delivery of and payment for catheters

1)

We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement, at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for us.

2)	CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist us with the FDA approval process for our drug.
5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of our drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of CVBT-141A by catheter procedures.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Number of Contracts	Contract	Agreement Name	Start	End Date

7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06

8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06

9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial

10	Phage Biotechnology	Lease Guarantee- San Diego	15-Mar-06	15-Aug-13

11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09

12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue

13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue

14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company

15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease

16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study

17	Zimmerman Adams	Investing banking	6-Jun-06	ongoing

7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.
9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

12)

Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

13)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.
14)	This agreement is for the purpose of preparing and distributing information about the Company.
15)	Kendle (formerly Charles River Laboratory) will support us in our Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)

The Bruckner Group Incorporated will assist us in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.

17)	The purpose of this consulting agreement is to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
	(Dollars in thousands)
Service Fees Paid for Above Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$973	$1,170	$1,565	$4,548
bioRASI	—	180	746	926
BS Biology	—	—	22	392
Davinci Biomedical Research	221	—	—	432
Catheter and Disposables Technologies	—	50	32	81
JDM Consulting	—	1,133	1,460	2,593
Capital Financial Media	—	—	870	870
Kendle	—	—	934	934
Bruckner Group	—	—	237	237
Zimmerman Adams International	—	—	101	101
Baker Tilly	—	—	168	168

Total	$1,194	$2,533	$6,135	$11,282

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has not run. For those note holders that elected to convert to common stock and who have not sold that stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such note holders converted. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. While the Company believes that contingent liability is not reasonably estimatable, the amount of convertible notes converted in shares by the holders and still held in common share as of April 7, 2007 aggregates $3,617,000. The notes were converted at either $2.00 per share or $4.00 per share. All of the notes have been either converted into common stock or repaid in full.

The Company is unable to accurately estimate any potential liability that may arise for this contingency.

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of drug products and in our ongoing research and product development activities. Drug candidates will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Pre-clinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, which must be approved before clinical trials in humans may begin. Typically, clinical development of a new drug candidate involves three phases of clinical trials that are costly and time consuming. These Phases include:

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

The Company has completed treatment of all patients in its Phase I trial, including measuring clinical outcomes at different dosages of the drug in the target patient population of Severe Coronary Heart Disease. The Company will now notify the FDA of the safety results obtained from this study and plans to commence its Phase II trials in a larger population of Severe Coronary Heart Disease.

The Company has been authorized by the FDA that it may proceed in clinical testing of a second candidate formulated with CVBT-141A in a second medical indication, diabetic wound healing. A Phase I study has begun which is testing the safety of this drug candidate after topical administration to diabetic ulcers and venous stasis wounds.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Fiscal 2006
Operating loss	$(4,128)	$(4,724)	$(4,706)(	$(5,311)
Net loss	$(5,766)	$(754)	$(1,067)	$(6,560)
Basic loss per share	$(0.05)	$(0.01)	$(0.01)	$(0.04)
Diluted loss per share	$(0.05)	$(0.01)	$(0.01)	$(0.04)

Fiscal 2005
Operating loss	$(1,760)	$(2,649)	$(4,435)	$(2,226)
Net loss	$(3,265)	$(2,573)	$(4,386)	$(2,141)
Basic loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Fiscal 2004
Operating loss	$(756)	$(820)	$(1,720)	$(1,584)
Net loss	$(1,041)	$(1,087)	$(2,342)	$(3,543)
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on September 23, 2004 (“2004 S-1”)

4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2004 S-1)

4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2004 S-1)

4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2004 S-1)

10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (“2004 S-1/A second update “)

10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)

10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2004 S-1)

10.4	Agreement on Technology & Business Right Transfer between Cardio Vascular Genetic Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000* (incorporated by reference to Exhibit 10.4 of the 2004 S-1 first amendment)

10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2004 S-1)

10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2004 S-1)

10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2004 S-1)

10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2004 S-1)

10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (acquired by Touchstone Research, Inc. nka Hesperion, Inc.) and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.9 to the 2004 S-1)

10.10	Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 31, 2006 (“2005 10-K”)

10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2004 S-1)

10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.12 to the 2004 S-1)

Exhibit	Description
10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.13 to the 2004 S-1)

10.14	Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2004 S-1)

10.14 (a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) of the 2004 S-1 second amendment)

10.14 (b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the 2004 S-1 second amendment)

10.15	Lease Agreement, dated November 1, 2005, between Howard Hughes Properties, Limited Partnership and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the 2005 10-K)

10.16	Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (incorporated by reference to Exhibit 10.16 of the 2004 S-1 third amendment)

10.17	Sublease Agreement, dated November 2005, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for fiscal year ended December 31, 2005)

10.18	Securities Purchase Agreement, dated March 20, 2006 (incorporated by reference to Exhibit 10.1 of the March 2006 8-K”)

10.19	Registration Rights Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.2 to the March 2006 8-K)

10.20	Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.3 to the March 2006 8-K)

10.21	Patent Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.4 to the March 2006 8-K)

10.22	Guaranty of Daniel C. Montano dated March 20, 2006 (incorporated by reference to Exhibit 10.5 to the March 2006 8-K)

10.23	Pledge Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.6 to the March 2006 8-K)

10.24	Form of Note attached as Exhibit A to Exhibit 10.18 (incorporated by reference to Exhibit 10.7 to the March 2006 8-K)

10.25	Standard Industrial Net Lease, dated March 15, 2006, between Canta Rana Ranch, L.P. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 21, 2006 (“March 21, 2006 8-K”)

10.26	Indemnity and Reimbursement Agreement for the Standard Industrial Net Lease of March 15, 2006, dated March 15, 2006, between CardioVascular BioTherapeutics, Inc., as guarantor, and Phage Biotechnology Corporation (incorporated by reference to the March 21, 2006 8-K)

10.27	Controlling Stockholders Agreement, dated as of August 30, 2004, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9 to the 2004 S-1)

Exhibit	Description
10.28	Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (“May 2006 8-K”)

10.29	Amended and Restated Joint Patent Ownership and License Agreement, dated August 16, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 9.1 of the May 2006 8-K)

10.30	Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)

10.31	First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (“September 2006 8-K”)

10.32	Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)

10.33	First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)

14	Code of Ethics (incorporated by reference to Exhibit 99.3 to the 2004 S-1)

23	Consent of Singer, Lewak, Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page of this registration statement)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)

99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)

99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1

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
Daniel C. Montano Co-President, Chief Executive Officer and Chairman of the Board

April 16, 2007

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

Name	Title	Date
/S/ DANIEL C. MONTANO Daniel C. Montano	Co-President, Chief Executive Officer and Chairman of Board of Directors	April 16, 2007

/s/ JOHN W. JACOBS John W. Jacobs, Ph.D.	Vice President, Chief Operating Officer, Chief Scientific Officer and Director	April 16, 2007

/S/ MICKAEL A. FLAA Mickael A. Flaa	Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	April 16, 2007

/s/ THOMAS STEGMANN Thomas Stegmann, M.D.	Co-President, Chief Medical Officer, and Director	April 16, 2007

Wolfgang Priemer, Ph.D.	Director	April 16, 2007

/S/ GARY B. ABROMOVITZ Gary B. Abromovitz	Director	April 16, 2007

/S/ THOMAS L. INGRAM Thomas L. Ingram	Director	April 16, 2007

/S/ ROBERT LEVIN Robert Levin	Director	April 16, 2007

/S/ GRANT GORDON Grant Gordon	Vice Chairman and Director	April 16, 2007

Joong Ki Baik	Director	April 16, 2007

II-4