Form 10-Q/A
period 2006-03-31
CardioVascular BioTherapeutics, Inc.
filed 2007-05-21
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends and restates in its entirety the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006 and amended on May 17, 2006, and is being filed to reflect the restatement of the Company’s:

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity (deficit)

Statement of Cash Flows

As discussed in more detail in Note 2 of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, more recent accounting practices, as more fully set forth below, require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the period ended March 31, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to reclassify, at “fair value,” previously issued and vested options and warrants to non-employees from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued and vested options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The notes to the financial statements, particularly Note 2—Restatement, Note 10—Convertible Notes Payable, Note 11—Stockholders’ Equity, and Note 12—Reclassification of Equity Transactions have been added or restated to more completely describe the derivative instruments, the methodology used to establish the fair values of each and the reclassifications required.

In addition, the Company has also restated Note 7—Prepaid and Other Current Assets, to describe in greater detail what the amounts listed in the table include, and Note 15—Commitments and Contingencies which has been reformatted into a tabular form for improved clarity and detail regarding the contracts previously described. The Company has also made some immaterial modifications and corrections in language to be consistent with its current filings.

In addition to the changes described above, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

This Amendment continues to speak as of the date of the Company’s Quarterly Report on Form 10-Q. Except as set forth above, this Amendment No. 2 to our Form 10-Q/A for the quarter ended March 31, 2006 does not reflect events occurring after May 15, 2006 or modify or update those disclosures affected by subsequent events. The filing of this Amendment No. 2 is not a representation that any statements contained in the original Quarterly Report, or this Amendment No. 2 are true and complete as of any date subsequent to the date of the original Quarterly Report. The filing of this Amendment No. 2 shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2005 AND MARCH 31, 2006 (UNAUDITED)

	December 31, 2005	March 31, 2006 Restated
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674,590	$23,041,807
Restricted cash	137,363	138,251
Due from an affiliate	1,407	103,975
Prepaid assets	449,281	756,439

Total current assets	9,262,641	24,040,472

Property and equipment, net of accumulated depreciation ($14,210 and $18,238, as of December 31, 2005 and March 31, 2006 respectively)	199,123	599,883
Deferred financing cost, net of amortization ($0 and $14,380, as of December 31, 2005 and March 31, 2006 respectively)	—	1,538,620
Other assets	26,750	26,750

Total assets	$9,488,514	$26,205,725

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest payable	$434	$91,091
Due to an affiliate	—	148,032
Accounts payable	173,763	500,521
Accrued payroll and payroll taxes	125,430	78,896
Deferred rent	—	64,296

Total current liabilities	299,627	882,836
Derivative Liabilities
Convertible notes payable, embedded derivatives, and warrant derivative	—	21,623,592
Warrant derivatives—other	—	1,505,000
Option derivatives—other	—	11,885,725

Total liabilities	299,627	35,897,153

Commitments and contingencies

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; no shares outstanding at December 31, 2005 and March 31, 2006, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,899,598 and 123,988,714 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	123,899	123,988
Additional paid-in capital	38,222,166	26,289,199
Deficit accumulated during the development stage	(29,157,178)	(36,104,613)

Total stockholders’ equity (deficit)	9,188,887	(9,691,428)

Total liabilities and stockholders’ equity (deficit)	$9,488,514	$26,205,725

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (inception) to March 31, 2006 Restated
	2005	2006 Restated
Operating expenses:
Research and development (A)	$412,717	$1,469,698	$10,947,211
Selling, general and administrative (B)	1,347,542	2,658,643	17,188,430

Total operating expenses	1,760,259	4,128,341	28,135,641

Operating loss	(1,760,259)	(4,128,341)	(28,135,641)
Other income (expenses)
Interest income	47,412	92,119	452,093
Interest expense	(1,552,319)	(203,904)	(5,693,502)
Other income (expenses)	—	—	(5,254)
Adjustments to Fair Value of Derivatives	—	(1,525,639)	(1,525,639)
Adjustments to Fair Value of Derivatives-Warrant and Option Derivatives		(1,181,670)	(1,181,670)
Equity in loss of unconsolidated investee	—	—	(15,000)

Net other expenses	(1,504,907)	(2,819,094)	(7,968,972)

Net loss before Provision for Income Taxes	(3,265,166)	(6,947,435)	(36,104,613)
Provision for income taxes	—	—	—
Net loss	$(3,265,166)	$(6,947,435)	$(36,104,613)

Loss per share
Basic (loss) per share	$(0.03)	$(0.06)
Diluted (loss) per share	$(0.03)	$(0.06)
Shares used to calculate loss per share
Basic	114,290,178	120,380,475

Diluted	114,290,178	120,380,475

(A) Research and development with related parties (Notes 4 and 13)	$127,785	$466,205	$3,590,165

(B) Selling general and administrative expenses with related parties (Notes 4 and 13)	$131,864	$1,397,262	$6,795,364

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006

	Date	Price Per	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
Conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)		—
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Option and warrant derivative	(13)							(12,209,055)		(12,209,055)
Stock based compensation	(11)							276,172		276,172
Net loss (unaudited)									(6,947,435)	(6,947,435)

Balance, March 31, 2006 (restated)			—	$—	123,988,714	$123,988	$—	$26,289,197	$(36,104,613)	$(9,691,428)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30- $2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

		For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2006 Restated
		2005	2006 Restated
		(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss		$(3,265,166)	$(6,947,435)	$(36,104,613)
Adjustments to reconcile net loss to net cash used in operating activities:	(a)
Depreciation		1,533	4,028	24,264
Amortization of benefit conversion feature		710,001	—	2,050,000
Amortization of deferred debt financing costs		712,664	14,380	2,150,095
Stock based compensation		—	276,172	2,370,432
Warrants issued for services rendered		—	—	119,744
Amortization of warrants derivatives		—	22,068	22,068
Amortization of conversion feature		—	42,298	42,298
Amortization of interest on conversion feature		—	33,587	33,587
Adjustments to fair value of derivatives			1,525,639	1,525,639
Adjustments to fair value of derivatives—Warrant and Option Derivatives		—	1,181,670	1,181,670
Equity in loss of unconsolidated investee		—	—	15,000
(Increase) decrease in:
Due from an affiliate		—	(102,568)	(103,975)
Prepaid expenses		(229,250)	(307,158)	(756,439)
Other assets		—	—	(41,750)
(Increase) decrease in:
Due to affiliate		—	148,032	148,032
Accounts payable		(324,477)	326,757	501,516
Accrued payroll and payroll taxes		649	(46,533)	78,897
Accrued interest		120,907	90,657	91,091
Accrued rent		—	64,296	64,296

Net cash used in operating activities	(a)	(2,273,139)	(3,674,110)	(26,588,148)

Cash flows from investing activities:
Purchase of Investment—Restricted Cash		(289)	(888)	(138,251)
Proceeds from sale of restricted cash		—	—	(6,026)
Purchase of property and equipment		(2,339)	(404,788)	(618,121)

Net cash (used in) investing activities	(b)	(2,628)	(405,676)	(762,398)

Cash flows from financing activities
Net proceeds from sale of common stock		15,577,898	—	19,451,972
Proceeds from exercise of options and warrants		—	3	83,006
Proceeds from sale of preferred stock		—	—	520,400
Proceeds from issuance of notes payables		—	—	14,092,200
Deferred debt financing cost		—	(1,553,000)	3,688,713
Proceeds from notes payable issued under Reg D		—	20,000,000	20,800,000
Cash paid for deferred offering costs		—	—	(866,512)
Due to net increase (decrease) in affiliates		(522,719)	—	—

Net cash provided by financing activities	(c)	15,055,179	18,447,003	50,392,353

Increase (decrease) in cash and cash equivalents		12,779,411	14,367,217	23,041,807
Cash and cash equivalents at beginning of period		4,530,221	8,674,590	—

Cash and cash equivalents at end of period		$17,309,632	$23,041,807	$23,041,807

Supplemental disclosure of cash flow information
Interest paid		$112,304	$—	$1,361,635

Income taxes paid		$—	$—	$6,000

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

2. RESTATEMENT

The Company has restated its unaudited financial statements as of March 31, 2006 and for the three months then ended, and the related notes to the financial statements.

This Amendment is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, more recent accounting practices, as more fully set forth below, require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the period ended March 31, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to reclassify, at “fair value,” previously issued and vested options and warrants from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The purpose of this amendment is to restate, at fair value, previously issued and vested options and warrants as derivative liabilities as of the date of issuance of the convertible notes and to adjust fair values as of March 31, 2006 through the statement of operations for options and warrant derivatives previously classified in equity, pursuant to EITF 00-19.

The following table shows the impact of these restatements on the financial statements at March 31, 2006:

	Previously Reported March 31 2006	Adjustments	Restated March 31 2006
BALANCE SHEET
Warrant derivative	$—	$1,505,000	$1,505,000
Options derivative	—	11,885,725	11,885,725
Total Liabilities	22,506,428	13,390,725	35,897,153
Additional Paid in Capital	38,498,252	(12,209,053)	26,289,199
Deficit accumulated during the development stage	(34,922,943)	(1,181,670)	(36,104,613)
Total stockholders’ equity (deficit)	3,699,297	(13,390,725)	(9,691,428)
STATEMENT OF CASHFLOWS
Adjustment to fair value of derivatives - warrant and option derivatives	—	1,181,670	1,181,670
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives - warrant and option derivatives	—	(1,181,670)	(1,181,670)
Net income (loss)	(5,765,765)	(1,181,670)	(6,947,435)
Loss per share
Basic loss per share	(0.05)	(0.01)	(0.06)
Diluted loss per share	(0.05)	(0.01)	(0.06)
Shares used to calculate loss per share
Basic earnings (loss) per share	120,380,475	—	120,380,475
Diluted earnings (loss) per share	120,380,475	—	120,380,475

3. DESCRIPTION OF BUSINESS

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

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of March 31, 2006 (unaudited), Cardio had cash and cash equivalents and restricted cash of $23,180,058 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

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

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2006 (unaudited), the Company has accumulated a deficit of $36,104,613. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several three months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted Cash

As of December 31, 2005 and March 31, 2006 (unaudited), the restricted cash consists of $137,363 and $138,251, respectively. The restricted cash is required as collateral for the Company’s credit card holders.

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

6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consisted of the following at December 31, 2005 and March 31, 2006 (unaudited):

	December 31, 2005	March 31, 2006
Cash in bank	$8,674,590	$23,041,807
Restricted cash	137,363	138,251

Total	$8,811,953	$23,180,058

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets consisted of the following at December 31, 2005 and March 31, 2006 (unaudited):

	December 31, 2005	March 31, 2006
Prepaid clinical trial costs(a)	$203,834	$72,594
Prepaid insurance (b)	71,726	369,179
Prepaid legal fees(c)	60,652	59,562
Prepaid trade shows(d)	84,593	93,330
Prepaid other(e)	28,476	161,774

	$449,281	$756,439

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI and Catheter and Disposables Technologies, Inc. These amounts are to be applied against the final invoices and will be recognized in the “Statement of Operations” as research and development upon the completion of these trials.
(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense (includes $350,000 insurance payment).
(c)	Includes prepaid legal fees associated with investor relations programs, SEC counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts that are required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense.
(d)	Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas, and Washington D.C. These items will be recognized in the “Statement of Operations” as general and administrative expense as they occur.
(e)	Includes $72,958 prepaid amounts associated with consultants who are paid in the beginning of each month. These items will be recognized in the “Statement of Operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

8. PROPERTY

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

9. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2005 and Mach 31, 2006 (unaudited) consisted of the following:

	December 31, 2005	March 31, 2006
Due to Phage	$—	$(148,032)
Due from Phage	1,407	103,975

Total	$1,407	$(44,057)

10. CONVERTIBLE NOTES PAYABLE

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

	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Balance March 31, 2006
Embedded Derivatives	$8,195,564	$1,188,158	$9,383,722
Warrant Derivative	2,383,334	337,481	2,720,815

Adjustment to Fair Value of Derivatives included in other income (expense)		$1,525,639

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at March 31, 2006. The carrying value of warrant derivative at March 31, 2006 has been adjusted to reflect its “fair value” of $2,720,815 based upon fair values computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 74.5%, (3) risk-free interest rate of 4.875% and (4) expected remaining life of 2.97 years. During the period ended March 31, 2006, an increase in the fair value of the conversion feature liability of $337,481 was recorded through results of operations as a charge to Adjustment to Fair Value of Derivatives.

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

11. STOCKHOLDERS’ EQUITY

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

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through March 31, 2006, the Company had granted options to both employees and non-employee consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Note 5.

Stock option granted for 2006:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	51,000	$10.00	$239,209	5	76
March 2006 (b)	250	$10.00	1,045	5	76

Total -2006	51,250		240,254

All options were granted from the 2004 Stock Plan (defined below). The fair value was estimated using a Black-Scholes Model with an expected dividend yield of zero.
(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Stock Option transactions for 2005 and prior years:

During the year ended December 31, 2005, the Company issued 550,500 options with an exercise price of $10.00 to employees and directors, from the 2004 Stock Plan. In addition, six stock option holders executed their options to purchase 124,500 shares of common stock. Of the total 124,500 stock options exercised, 20,000 stock options were exercised cashless.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31,2004 and 2005 and for the three month period ended March 31, 2006 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,040,000	$0.30-$10.00	1,751,000	$0.30-$4.00	2,755,000	$0.30-$10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30-$2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	1,250	$10.00	50,000	$10.00	51,250	$10.00
Exercised	—	$—	—	$—	—	$—
Outstanding at March 31, 2006	1,171,750	$0.30-$10.00	2,040,500	$0.30-$10.00	3,212,250	$0.30-$10.00

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

Options Derivative—RESTATED

Of the 2,040,500 non-employee options issued in prior periods, 1,590,500 were issued to non-employees for services and have been reclassified as the Option Derivatives. However, 450,000 of non-employee options were issued to directors under the 2004 Stock Plan. In accordance with FAS 123(R), the options issued to directors, for services provided to the Company in each individual capacity as a director, are accounted for as options issued to employees and hence, were not reclassified as the Option Derivatives. See Note 2—Restatements and Note 12—Reclassification of Equity Transactions.

Warrants

The Company’s accounting policy for the issuance of warrants is discussed in Note 4. Warrants have only been issued to outside parties and have never been issued to employees.

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

Warrant activity for the year ended December 31, 2005 and for the three month period ended March 31, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	12.50
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$3.78
Granted	—	—
Issued	705,882	8.50
Exercised	(100,000)	0.69
Forfeited	—	—

Outstanding at March 31, 2006	980,882	$7.48

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$3.78

Warrants exercisable at March 31, 2006	980,882	$7.48

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

The following table summarizes information about warrants outstanding at March 31, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2.00	200,000	7.25	2.00	200,000	2.00
8.50	705,882	2.97	8.50	705,882	8.50
$12.50	75,000	2.92	$12.50	75,000	$12.50

	980,882			980,882

Warrant Derivative—RESTATEMENT

Of the 980,882 warrants issued in prior periods, 275,000 warrants were reclassified as Warrant Derivative and 705,882 were previously classified as Warrant Derivative as part of the convertible note. See Note 2—Restatement and Note 10—Convertible Notes Payable and Note 12- Reclassification of Equity Transactions.

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

12. RECLASSIFICATION OF EQUITY TRANSACTIONS (RESTATED)

As discussed in Note 11—Stockholders’ Equity of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, more recent accounting practices, as more fully set forth below, require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the period ended March 31, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to reclassify, at “fair value,” previously issued and vested options and warrants from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued and vested options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

Therefore, in accordance with the provisions of EITF 00-19, the Company has analyzed all instruments previously recorded as permanent equity under EITF 00-19, which is described in detail in Note 11—Stockholders’ Equity.

As of March 20, 2006, the closing date of the convertible note financing, the Company reclassified 1,590,500 options granted to non-employees to an Option Derivative liability at the fair value of the relevant instruments in the amount of approximately $10,583,305, which was recorded based upon fair values computed using the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.18% to 84.42%, (3) the range of the risk-free interest rate of 4.61% to 4.62% and (4) the range of the expected life and exercise prices consistent with each individual instrument.

As of March 20, 2006, the closing date of the convertible note financing, the Company reclassified 275,000 warrants granted to non-employees to a Warrant Derivative liability at the fair value of the relevant instruments in the amount of approximately $1,355,750, which was recorded based upon fair values computed using the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range expected volatility of 71.18% to 84.42%, (3) the range risk-free interest rate of 4.61% to 4.62% and (4) the range expected life and exercise prices consistent with each individual instrument.

At March 31, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.44% to 84.04%, (3) the range of the risk-free interest rate of 4.82% to 4.83% and (4) the range of the expected life and exercise prices consistent with each individual instrument resulting in an increase to the individual derivates and additional expense for “Adjustment to Fair Value of Derivatives” of $1,032,420 for the Option Derivative and $149,250 for the Warrant Derivative for a total of $1,181,670.

At March 31, 2006, the total expense for the “Adjustment to Fair Value of Derivatives—Warrant and Option Derivatives” was $1,181,670 in accordance with the requirements of FAS 133.

13. RELATED PARTY TRANSACTIONS

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

14. INCOME TAXES

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

15. COMMITMENTS AND CONTINGENCIES

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

List of consulting agreement:

Item Number	Contract	Agreement Name	Start	End Date
1	E&G Consulting	Regulatory Affairs	1-Jun-05	6-Dec-06
2	Judith Pelton	Corporate Secretary	20-Mar-98	1-Jan-06
3	Mickael Flaa	Chief Financial Officer	1-Jun-03	ongoing
4	Amy Montano	Investor Relations	20-Mar-98	ongoing
5	Investor Awareness	Public Relations	1-Nov-04	1-Jun-06

Service Agreements

The Company has entered the service agreements set forth on the following table:

The service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our major outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue

1)	The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1. As part of that agreement, at our election, the Company is obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured by Phage or (ii) pay to Phage a six percent royalty based on drugs which Phage does not manufacture.

2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.

3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.

4)	Hesperion will assist the Company with the FDA approval process for its drug candidates.

5)	The Company’s royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.

6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter procedures.

7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.

8)	This agreement is for implementing a wide range of marketing and shareholder awareness programs.

9)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.

10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.

11)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

12)	Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

13)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

	For the Quarter Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2006 (Unaudited)
	2005	2006
Service Fees Paid for Main Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$249,615	$367,591	$3,350,886
bioRASI	—	57,021	237,039
Catheter and Disposables Technologies	21,894	3,325	52,617
BS Biology	—	—	370,100
Da Vinci Biomedical Research Products, Inc.	—	—	431,698
JDM Consulting	—	970,000	2,103,000

Total	$271,509	$1,397,937	$6,545,340

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that the sales occurred outside the United States and were thus not subject

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2006

to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has not run. For those noteholders that elected to convert to common stock and who have not sold that stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted. That liability would extend for up to three years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of the common stock would likely have to decrease below its current level before a former noteholder had a significant economic reason to pursue any potential rescission rights. All of the notes have been either converted into common stock or repaid in full.

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

Development Stage Enterprise. The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2006 (unaudited), the Company has accumulated a deficit of $36,104,613 . There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several three months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Adjustments to fair value of derivatives arose in the period ended March 31, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivated features in the warrants. In addition, we recorded option and warrant derivatives for outstanding and vested non-employee warrants and options on the date of the financing transaction and revalued these same non-employee options and warrants at March 31, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of March 31, 2006 resulted in a charge to the statement of operations of $2,707,309.

The following table shows the change in the fair value of the derivatives that is included in the Statement of Operations as of March 31, 2006:

	Fair Value at March 20, 2006	Change in Fair Value	Fair Value at March 31, 2006
Convertible notes embedded derivatives and warrant derivatives	$10,578,898	$1,525,639	$12,104,537
Warrant and option derivatives for non-employees	$11,939,055	$1,181,670	$13,120,723

Change in Fair Value		$2,707,309

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through March 31, 2006, we have received net proceeds of approximately $50,392,353 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through March 31, 2006.

Security	Net Proceeds
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000
Total net proceeds from issuance of Pre-IPO convertible notes payable	12,756,487

Net proceeds from the initial public offering 1,725,000 shares of common stock sold at $10.00 per share net of the underwriter’s discount of 7% and non-accountable expenses of 2.75%	14,681,460

Option exercises 123,466 stock option exercised	83,006

Net proceeds from private placement of secured convertible notes of $20,000,000
Senior secured notes with warrants to purchase 705,882 shares of Company’s common stock at $8.50 per share and notes convertible into shares of common stock at $12 per share, net of closing fees and investment banking fees	18,447,000

Total net proceeds from financings through March 31, 2006	50,392,353

As of March 31, 2006, we had $23,180,058 in cash, cash equivalents and restricted cash. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

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

Purchase of restricted cash investments consumed $888 of cash combined with $404,788 of capital expenditures for property and equipment, resulting in $405,676 of cash consumed in investing activities for the period ended March 31, 2006, which was a increase of $403,048 over the three months ended March 31, 2005.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of March 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$20,000,000	—	$20,000,000	—	—
Operating lease obligations (1)	$1,060,000	$152,000	$422,000	$448,000	$38,000

Total	$21,060,000	$152,000	$20,422,000	$448,000	$38,000

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

Our major outstanding contractual obligations are summarized on the table below:

The service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our major outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue

1)	We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement, at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for us.

2)	CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and indirect costs.

3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.

4)	Hesperion will assist us with the FDA approval process for our drug.

5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of our drug candidates, if any, measured quarterly and payable 90 days after quarter end.

6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of CVBT-141A by catheter procedures.

7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.

8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.

9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.

10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.

11)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

12)	Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

13)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

	For the Quarter Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2006 (unaudited)
Service Fees Paid for Main Contracts:	2005	2006
Hesperion (formerly TouchStone Research, Inc.)	$249,615	$367,591	$3,350,886
bioRASI	—	57,021	237,039
Catheter and Disposables Technologies, Inc.	21,894	3,325	52,617
BS Biology	—	—	370,100
DaVinci Biomedical Research Products, Inc.	—	—	431,698
JDM Consulting	—	970,000	2,103,000

Total	$271,509	$1,397,937	$6,545,340

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company may have interest rate exposure to market risk with its cash and cash equivalents. Interest rates on the Company’s money market accounts ranged from 3.98% to 4.45% for the quarter ended March 31, 2006. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States Treasury Notes, which the Company believes are subject to limited credit risk. The Company does not currently hedge interest rate exposure. The effective duration of the Company’s portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of the Company’s investments, the Company does not believe that it has any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At March 31, 2006, there was $20 million of floating rate debt outstanding which is subject to interest rate risk. Interest rates on the Company’s convertible notes payable was from 11.94% for the quarter ended March 31, 2006. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $200,000 and the Company’s cash flow should it choose to pay this interest in cash in lieu of paying in-kind.

The Company sold floating rate convertible debt securities that have several derivative features. The value of the derivative features effects the Company’s Statement of Operations and Balance Sheet, but there is no effect on the Company’s cash flow.

The value of these derivatives fluctuates from period to period until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations.

Foreign Currency Risk

Most of the Company’s transactions are conducted in United States dollars, although the Company does have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in United States dollars. If the exchange rate changed by ten percent, the Company does not believe that it would have a material impact on its results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures (required by paragraph (b) of 13a-15 or 15d-15) were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Limitations on Effectiveness of Control

A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the system are met. In addition, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Inherent limitations in all control systems result in the fact that no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include imperfect judgments in decision making and breakdowns due to error or mistake. Also, the design of a control system is based on the occurrence of future events, and no assurance can be given that a system will succeed in achieving its stated goal under all potential future conditions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation.

Item 1A. Risk Factors

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $36,104,613 as of March 31, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At March 31, 2006, we had $23,180,058 in cash, cash equivalents and restricted cash. On March 20, 2006 we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

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

May 21, 2007