Form 10-Q/A
period 2006-06-30
CardioVascular BioTherapeutics, Inc.
filed 2007-05-21
CIK 1303497

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates in its entirety the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on August 4, 2006 and is being filed to reflect the restatement of the Company’s:

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity (deficit)

Statement of Cash Flows

As discussed in more detail in Note 2 of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006. As more fully set forth below, accounting practices require the previously issued non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued options and warrants as derivative instruments requires the Company’s financial statements for the period ended June 30, 2006 to be restated.

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

The notes to the financial statements, particularly Note 2—Restatement, Note 10—Convertible Notes Payable, Note 11— Stockholders’ Equity, and Note 12—Reclassification of Equity Transactions have been added or restated to more completely describe the derivative instruments, the methodology used to establish the fair values of each and the reclassifications required.

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

This Amendment continues to speak as of the date of the Company’s Quarterly Report on Form 10-Q. Except as set forth above, this Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2006 does not reflect events occurring after August 4, 2006 or modify or update those disclosures affected by subsequent events. The filing of this Amendment No. 1 is not a representation that any statements contained in the original Quarterly Report, or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Quarterly Report. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2005 AND JUNE 30, 2006 (UNAUDITED)

	December 31, 2005	June 30, 2006 Restated
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674,590	$18,364,489
Restricted cash	137,363	169,441
Due from an affiliate	1,407	127,326
Prepaid expenses	449,281	1,139,343

Total current assets	9,262,641	19,800,599
Property and equipment, net of accumulated depreciation ($14,210 and $60,126, as of December 31, 2005 and June 30, 2006)	199,123	655,750
Deferred financing cost, net of amortization ($0 and $1,409,203, as of December 31, 2005 and June 30, 2006 respectively)	—	1,409,203
Other assets	26,750	20,850

Total assets	$9,488,514	$21,886,402

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest payable	$434	$597,426
Due to an affiliate	—	28,009
Accounts payable	173,763	454,520
Accrued payroll and payroll taxes	125,430	83,969
Deferred rent	—	67,435

Total current liabilities	299,627	1,231,359

Derivative Liabilities
Convertible notes payable, embedded derivatives and warrant derivatives	—	17,232,720
Warrant derivatives - other	—	995,000
Options derivatives - other	—	6,290,805

Total liabilities	299,627	25,749,884

Commitments and contingencies
Stockholders’ Equity (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; no shares outstanding at December 31, 2005 and June 30, 2006, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,899,598 and 124,043,734 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	123,899	124,043
Additional paid-in capital	38,222,166	26,804,984
Deficit accumulated during the development stage	(29,157,178)	(30,792,509)

Total stockholders’ equity	9,188,887	(3,863,482)

Total liabilities and stockholders’ equity (deficit)	$9,488,514	$21,886,402

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE SIX MONTHS AND THREE MONTHS PERIOD ENDED JUNE 30, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006

	Six Months Ended June 30, 2006		Three Months Ended June 30, 2006		For the Period from March 11, 1998 (Inception) to June 30, 2006
	2005	2006 Restated	2005	2006 Restated	Restated
Operating expenses:
Research and development (a)	$1,195,114	$3,201,482	$782,397	$1,731,784	$12,678,995
Selling, general and administrative (b)	3,214,249	5,650,905	1,866,707	2,992,262	20,180,692

Total operating expenses	4,409,363	8,852,387	2,649,104	4,724,046	32,859,687

Operating loss	$(4,409,363)	(8,852,387)	$(2,649,104)	$(4,724,046)	$(32,859,687)
Other income (expenses)
Interest income	123,254	398,944	76,215	306,825	758,918
Interest expense	(1,551,946)	(1,813,251)	—	(1,609,347)	(7,302,849)
Other income (expenses)	—	—	—	—	(5,254)
Adjustments to Fair Value of Derivatives	—	3,691,488	—	5,217,127	3,691,488
Adjustments to Fair Value of Derivatives- Other		4,939,875		6,121,545	4,939,875
Equity in loss of unconsolidated investee	—	—	—	—	(15,000)

Net other income (expenses)	(1,428,692)	7,217,056	76,215	10,036,150	2,067,178

Net (loss) Income before Provision for Income Taxes	(5,838,055)	(1,635,331)	(2,572,889)	5,312,104	(30,792,509)
Provision for income taxes	—	—	—	—	—
Net (loss) Income	$(5,838,055)	$(1,635,331)	$(2,572,889)	$5,312,104	$(30,792,509)

(Loss) Earnings per share
Basic earnings (loss) per share	$(0.05)	$(0.01)	$(0.02)	$0.05
Diluted (loss) earnings per share	$(0.05)	$(0.01)	$(0.02)	$0.05
Shares used to calculate (loss) earnings per share
Basic earnings (loss) per share	117,866,733	123,961,567	121,359,094	124,015,614
Diluted (loss) earnings per share	117,866,733	123,961,567	121,359,094	125,964,365
(a) Research and development with related parties (Notes 3 and 11)	$368,481	$1,131,454	$250,696	$665,249	$4,255,414
(b) Selling general and administrative expenses with related parties (Notes 3 and 11)	$279,285	$1,624,141	$147,421	$166,879	$7,022,242

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006

		Price Per Equity	Preferred Stock Series A, Convertible		Common Stock		Committed	Additional Paid-In	Accumulated
	Note	Unit	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
Conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)		—
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)		—
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Exercise of options	(10)				55,000	55		26,445		26,500
Issuance of Stock for services	(14)				20	—		122		122
Option and Warrant Derivative	(13)							(11,825,055)		(11,825,055)
Interest adjustment benefit conversion feature	(15)							55,319		55,319
Stock based compensation	(11)							326,073		326,073
Issuance of warrants for services								—		—
Net loss (unaudited)									(1,635,331)	(1,635,331)

Balance, June 30, 2006 Restated			—	$—	$124,043,734	$124,043	$—	$26,804,984	$(30,729,509)	$(3,863,482)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30- $2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Reclassification of option and warrant derivative from equity to liability in accordance with EITF 00.19
(14)	Issuance of 20 commemorative shares to directors and executives
(15)	Interest conversion derivative on paid interest

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

			For the Six Month Periods		For the Period from March 11, 1998 (Inception) to
			2005 (Unaudited)	2006 Restated (Unaudited)	June 30, 2006 Restated (Unaudited)
Cash flows from operating activities:
Net loss			$(5,838,055)	$(1,635,331)	$(30,792,509)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			6,297	45,917	66,153
Amortization of benefit conversion feature			710,001	—	2,050,000
Amortization of deferred debt financing costs			712,664	143,797	2,279,512
Stock based compensation			—	326,073	2,420,333
Stock issued for services rendered			—	122	122
Warrants issued for services rendered			—	400,625	520,369
Amortization of warrants derivatives			—	220,680	220,680
Amortization of conversion feature			—	422,977	422,977
Amortization of interest conversion feature			—	335,870	335,870
Adjustments to fair value of derivatives				(3,691,488)	(3,691,488)
Adjustments to fair value of derivatives-warrant and option derivatives			—	(4,939,875)	(4,939,875)
Equity in loss of unconsolidated investee			—	—	15,000
(Increase) decrease in:
Due from an affiliate			—	(125,919)	(127,326)
Prepaid expenses			(210,444)	(690,062)	(1,139,343)
Other assets			—	5,900	(35,850)
(Increase) decrease in:
Due to affiliate			—	28,009	28,009
Accounts payable			(290,784)	280,757	455,516
Accrued payroll and payroll taxes			20,272	(41,461)	83,969
Accrued interest			(1,185,258)	596,992	597,426
Accrued rent			—	67,435	67,435

Net cash used in operating activities	(a	)	(6,075,307)	(8,248,982)	(31,163,020)

Cash flows from investing activities:
Purchase of investment of restricted cash			(25,651)	(32,078)	(169,441)
Proceeds from sale of restricted cash			—	—	(6,026)
Purchase of property and equipment			(4,423)	(502,544)	(715,877)

Net cash (used in) investing activities	(b	)	(30,074)	(534,622)	(891,344)

Cash flows from financing activities
Net proceeds from sale of common stock			15,547,972	—	19,451,972
Proceeds from exercise of options and warrants			17,003	26,503	109,506
Proceeds from sale of preferred stock			—	—	520,400
Proceeds from issuance of notes payables			—	—	14,092,200
Deferred debt financing cost			—	(1,553,000)	(3,688,713)
Proceeds from notes payable issued under Reg D			—	20,000,000	20,800,000
Cash paid for deferred offering costs			—	—	(866,512)
Due to net increase (decrease) in affiliates			(522,719)	—	—

Net cash provided by financing activities	(c	)	15,042,256	18,473,503	50,418,853

Increase (decrease) in cash and cash equivalents			8,936,875	9,689,899	18,364,489
Cash and cash equivalents at beginning of period			4,530,221	8,674,590	—

Cash and cash equivalents at end of period			$13,467,096	$18,364,489	$18,364,489

Supplemental disclosure of cash flow information
Interest paid			$1,306,165	$91,559	$1,453,194

Income taxes paid			$400	$—	$6,000

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

2. RESTATEMENT

The Company has restated its unaudited financial statements as of June 30, 2006 and for the six months then ended, and the related notes to the financial statements.

This amendment is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006. As more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested non-employee options and warrants as derivative instruments requires the Company’s financial statements for the period ended June 30, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to adjust the “fair value” of these previously issued vested non-employee options and warrants and reclassify them from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The purpose of this amendment is to restate the fair value of these previously issued and vested options and warrants as derivative liabilities as of the date of issuance of the convertible notes and to adjust fair values as of June 30, 2006 through the statement of operations for warrant derivatives previously classified in equity, pursuant to EITF 00-19.

The following table shows the impact of these restatements on the financial statements at June 30, 2006:

	Previously Reported June 30, 2006	Adjustments	Restated June 30, 2006
BALANCE SHEET
Warrant derivative	$—	$995,000	$995,000
Options derivative	—	6,290,805	6,290,805
Total Liabilities	18,464,079	7,285,805	25,749,884
Additional paid-in-capital	38,975,345	(12,170,361)	26,804,984
Deficit accumulated during the development stage	(35,677,065)	4,884,556	(30,792,509)
Total stockholders’ equity (deficit)	3,422,323	(7,285,805)	(3,863,482)
STATEMENT OF CASHFLOWS
Adjustment to fair value of derivatives	(3,746,807)	55,319	(3,691,488)
Adjustment to fair value of derivatives - warrant and option derivatives	—	(4,939,875)	(4,939,875)
For the six month period ended June 30, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	3,746,807	(55,319)	3,691,488
Adjustment to fair value of derivatives - warrant and option derivatives	—	4,939,875	4,939,875
Net loss (income)	(6,519,887)	4,884,556	(1,635,331)
Loss per share
Basic loss per share	(0.05)	0.04	(0.01)
Diluted loss per share	(0.05)	0.04	(0.01)
Basic earnings (loss) per share	123,961,567	—	123,961,567
Diluted earnings (loss) per share	123,961,567	—	123,961,567
For the three month period ended June 30, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	5,272,446	(55,299)	5,217,147
Adjustment to fair value of derivatives - warrant and option derivatives	—	6,121,545	6,121,545
Net loss (income)	(754,122)	6,066,226	5,312,104
Loss per share
Basic loss per share	(0.01)	0.05	0.04
Diluted loss per share	(0.01)	0.05	0.04
Shares used to calculate loss per share
Basic earnings (loss) per share	124,015,614	—	124,015,614
Diluted earnings (loss) per share	124,015,614	2,645,755	126,661,369

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

Currently it is the Company’s intention to contract with Phage for manufacturing of Cardio Vascu-Grow™ for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing. As of June 30, 2006 (unaudited), Cardio had cash and restricted cash of $18,533,930, indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2006 (unaudited), the Company has accumulated a deficit of $30,792,509. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted cash

As of December 31, 2005 and June 30, 2006 (unaudited), the restricted cash were $137,363 and $169,441, respectively. The restricted cash is required as collateral for the Company’s credit card holders.

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

Earnings/Loss per Share

The Company calculates earnings/loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings/loss per share is computed by dividing the earnings/loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2005, since their effect would have been anti-dilutive. Additionally the following potential common shares were included in the computation of diluted earnings per share for the three months ended June 30, 2006:

	December 31, 2005	June 30, 2006
Stock options	3,161,000	2,305,942
Warrants	375,000	109,091
Convertible notes payable	—	—

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

6. CASH AND RESTRICTED CASH

Cash and restricted cash consisted of the following at December 31, 2005 and June 30, 2006 (unaudited):

	December 31, 2005	June 30, 2006
Cash in bank	$8,674,590	$18,364,489
Restricted Cash	137,363	169,441

Total	$8,811,953	$18,533,930

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following on December 31, 2005 and June 30, 2006 (unaudited):

	December 31, 2005	June 30, 2006
Prepaid clinical trial costs (a)	$203,834	$552,145
Prepaid insurance (b)	71,726	285,524
Prepaid legal fees (c)	60,652	94,562
Prepaid trade shows (d)	84,593	48,136
Prepaid (other) (e)	28,476	158,976

Total	$449,281	$1,139,343

Prepaid expenses at June 30 2006 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors including: bioRasi, Catheter, Perry Scientific, and Charles River Laboratories. The balance includes $429,090 paid to Charles River Laboratories for clinical trials. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.

(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense (includes $255,000 insurance payment in February 2006).

(c)	Includes prepaid legal fees associated with investor relations programs, SEC counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts that are required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense.

(d)	Includes prepaid amounts associated with trade shows in San Francisco, London, Florida, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(e)	Includes $72,958 prepaid amounts associated with consulting fees paid on the first of the month which will be recognized in our “Statement of Operations” as general and administrative in July 2006; $25,668 is a prepayment on new equipment that will be delivered and installed in our San Diego lab in October 2006; and $26,832 is for move expenses paid to employees who moved to Las Vegas from California and is being amortized over 24 months. If one of the employees were to leave the company over the 24 month period they would be liable for the unamortized amount.

Prepaid expenses at December 31, 2005 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors including: Touchstone Research, bioRasi, Catheter and Disposables Technology, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.

(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.

(c)	Includes prepaid legal fees associated with professional fees paid to Lord, Bissell & Brook LLP, Dutton Research Company, LLC and Baker & McKenzie LLP.

(d)	Includes prepaid amounts associated with trade shows in San Francisco, London, Florida, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(e)	This is prepaid software which we will capitalize as “Property and Equipment” upon installation.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

8. PROPERTY

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The Company will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the notes and warrants (collectively “the Securities”), such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if the Company fails to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company’s securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

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

Adjustment to Fair Value of Derivatives	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Adjustment to Addt’l Paid In Capital	Balance June 30, 2006
Embedded Derivatives	$8,195,564	$2,402,453	$(55,319)	$5,737,792
Warrant Derivative	2,383,334	1,289,035	—	1,094,299

Adjustment to Fair Value of Derivatives included in other income (expense)		$3,691,488	$(55,319)

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

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%; (2) expected

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at June 30, 2006 has been adjusted to reflect its “fair value” of $1,987,981 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 79.2%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.723 years. During the six month ended June 30, 2006, a decrease in the fair value of the conversion feature liability of $2,580,183 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at June 30, 2006 has been adjusted to reflect its “fair value” of $3,749,811 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 79.2%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.723 years. During the six month ended June 30, 2006, an increase in the fair value of the interest conversion feature liability of approximately $122,411 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On April 3, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion feature. Using a Black-Scholes Model with the following criteria of the stock on the date of the payment of $7.80 as follows: (1) dividend yield of 0%; (2) expected volatility of 79.16%; (3) risk-free interest rate of 5.125%; (4) expected remaining life of 2.723 years, a decrease in the fair value of the interest conversion derivative liability of $55,319 was recorded to additional paid in capital.

The Company filed an S-3 which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. The interest rate for the three month period ended June 30, 2006 was 12%.

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

Stock option granted for 2006:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	$10.00	5,424	5	76
April 2006 (b)	3,000	$10.00	$13,270	5	79

Total -2006	54,250		253,524

All options were granted from 2004 stock plan (defined below). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

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

Options Derivative - RESTATED

Of the 1,985,500 non-employee options outstanding on June 30, 2006, 1,590,500 issued prior to March 20, 2006 issued to non-employees for services and have been reclassified as the Options Derivative. However, 450,000 of non-employee options were issued to directors under the 2004 Stock Plan and were not reclassified as the Options Derivative. See Note 2 - Restatements and Note 12- Reclassification of Equity Transactions.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The fair value of the warrant was determined using the Black-Scholes Model and the value of $115,475 was recorded as a reduction of the net proceeds received in the private placement. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 5.02 percent, zero volatility and an expected dividend yield of zero. The warrants fully vested in December 2001 expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes Model. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of the grant and was exercised in March 2006.

In June 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to an individual in connection with consulting services rendered. The fair value of the warrant was determined using the Black-Scholes Model and the value of $119,744 was recorded as a compensation expense in the Statement of Operations. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 0.94 percent, volatility of 76 percent and an expected dividend yield of zero. The warrant fully vested on the date of the grant and expires in June 2013.

On February 16, 2005, the company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of four years commencing on the effective date of the IPO, February 11, 2005.

In April 2006, the company granted 250,000 warrants with an exercise price of $10.00 to an Officer/Director. The Company estimated the fair value of the warrants granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the vested portion of these warrants of $400,625 was classified as part of the warrant derivative. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 79%, risk free rate of interest of 5.125% and an expected dividend yield of zero.

Warrant activity for the year ended December 31, 2005 and for the six month period ended June 30, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	12.50
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$3.78
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at June 30, 2006	1,230,882	$7.63

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$3.78

Warrants exercisable at June 30, 2006	1,043,382	$7.63

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

JUNE 30, 2006

The following table summarizes information about warrants outstanding at June 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$ 2.00	200,000	6.98	2.00	200,000	2.00
$ 8.50	705,882	2.72	8.50	705,882	8.50
$10.00	250,000	9.79	10.00	62,500	10.00
$12.50	75,000	2.63	$12.50	75,000	$12.50

Total	1,230,882			1,043,382

Warrant Derivative - RESTATEMENT

Of the 1,230,882 warrants outstanding on June 30, 2006, 250,000 warrants were issued in April 2006 and were classified as the warrant derivative. Prior to March 20, 2006, 275,000 warrants issued were reclassified as the warrant derivative and 705,882 warrants issued with the convertible note were classified as the warrant derivative as part of the convertible note. See Note 2 - Restatement, Note 10- Convertible Notes Payable and Note 12- Reclassification of Equity Transactions.

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

12. RECLASSIFICATION OF EQUITY TRANSACTIONS (RESTATED)

As discussed in Note 11 - Stockholders’ Equity of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006. As more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the period ended June 30, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to adjust the “fair value” of these previously issued and vested options and warrants and reclassify them from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued and vested options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

Therefore, in accordance with the provisions of EITF 00-19, the Company has analyzed all instruments previously recorded as permanent equity under EITF 00-19, which is described in detail in Note 11 - Stockholders’ Equity.

As of March 20, 2006, the closing date of the convertible note financing, the Company reclassified 1,590,500 options granted to non-employees to an Option Derivative liability at the fair value of the relevant instruments in the amount of approximately $10,853,305, which was recorded based upon fair values computed using the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.18% to 84.42%, (3) the range of the risk-free interest rate of 4.61% to 4.62% and (4) the range of the expected life and exercise prices consistent with each individual instrument.

As of March 20, 2006, the closing date of the convertible note financing, the Company reclassified 275,000 warrants granted to non-employees to Warrant Derivative liability at the fair value of the relevant instruments in the amount of approximately $1,355,750, which was recorded based upon fair values computed using the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.18% to 84.42%, (3) the range risk-free interest rate of 4.61% to 4.62% and (4) the range expected life and exercise prices consistent with each individual instrument.

At March 31, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.44% to 84.04%, (3) the range of the risk-free interest rate of 4.82% to 4.83% and (4) the range of the expected life and exercise prices consistent with each individual instrument resulting in an increase to the individual derivatives and additional expense for “Adjustment to Fair Value of Derivatives” of $1,032,420 for the Option Derivatives and $149,250 for the Warrant Derivative for a total of $1,181,670.

During the three months ended June 30, 2006, non-employee option holders exercised 55,000 options resulting in a reduction of the Option Derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Option Pricing Model with the following criteria: (1) dividend yield of 0%; (2) expected volatility of 71.80% – 76.48%; (3) risk-free interest rate of 4.97%; (4) expected remaining life of 3.18-4.17 years, a decrease in the fair value of the option derivative liability of $384,000 was recorded to additional paid in capital.

At June 30, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under a Black-Scholes Model with the following assumptions: (1) dividend yield of 0% (2) the range of the expected volatility of 79.24% to 84.56% (3) the range of the risk-free interest rate of 5.11% to 5.15% (4) expected life and exercise prices consistent with each individual instrument resulting in a decrease to the individual derivates and additional other income for “Adjustment to Fair Value of Derivatives” of $5,594,920 for the option derivative and $910,625 for the warrant derivative for a total of $6,505,545 for the three month period and decrease to the individual derivates and additional other income for “Adjustment to Fair Value of Derivatives” of $4,562,500 for the Option Derivative, and $761,375 for the Warrant Derivative for a total of $5,323,875 for the six month period.

13. RELATED PARTY TRANSACTIONS

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

The Company currently anticipates that its effective income tax rate for the year ended December 31, 2006 will be 0%. Accordingly and in accordance with the Interim Reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting”, the Company has not provided a provision for income taxes for the three months ended June 30, 2006.

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

Service Agreements

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Number of Contracts	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	Ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	First date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
14	Zimmerman Adams	Investing banking	6-Jun-06	Ongoing

1)	The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1. As part of that agreement, at our election, the Company is obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured by Phage or (ii) pay to Phage a six percent royalty based on drugs which Phage does not manufacture.
2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist the Company with the FDA approval process for its drug candidates.
5)	The Company’s royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter procedures.
7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness programs.
9)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)	Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.
13)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
14)	The purpose of this consulting agreement is to audit the interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). The Company will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

Service Agreements

	For the Quarter Ended June 30, 2006		For the Period from March 11, 1998 (Inception) to June 30, 2006 (Unaudited)
Service Fees Paid for Main Contracts:	2005	2006
Hesperion (formerly TouchStone Research, Inc.)	$525,853	$1,003,461	$3,986,756
bioRASI	—	447,540	627,599
Catheter and Disposables Technologies	24,788	18,534	68,126
BS Biology	—	—	370,000
DaVinci Biomedical Research Products, Inc.	—	—	431,698
JDM Consulting	570,000	1,460,000	2,593,000

Total	$1,120,641	$2,929,535	$8,077,179

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

Development Stage Enterprise. The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2006 (unaudited), the Company has accumulated a deficit of $30,792,509. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Adjustments to fair value of derivatives arose in the period ended June 30, 2006 as we entered into a financial transaction that contained embedded derivatives in the notes and derivated features in the warrants. In addition, the Company recorded an option and warrant derivative for outstanding and vested non-employee warrants and options on the date of the financial transaction and re-valued these same non-employee options and warrants at June 30, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of June 30, 2006 resulted in a charge to the Statement of Operations of $8,631,363.

The following table shows the change in the fair value of the derivatives that are included in the Statement of Operations as of June 30, 2006:

	Fair Value At 3/20/06	Change in Fair Value	Net Additions/Deletions For new issuances conversion, exercises	Adjustments to PIC	Fair Value At 6/30/06
Convertible Note Embedded and Warrant Derivatives	10,578,898	(3,691,488)	0	(55,319)	6,832,091
Warrant and Option Derivatives Non-Employees	12,209,055	(4,939,875)	16,625	0	7,285,805

Change in Fair Value		(8,631,363)

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

Adjustments to fair value of derivatives arose in the period ended June 30, 2006 as we entered into a financial transaction that contained embedded derivatives in the notes and derivated features in the warrants. In addition, the Company recorded an option and warrant derivative for outstanding and vested non-employee warrants and options on the date of the financial transaction and re-valued these same non-employee options and warrants at June 30, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of June 30, 2006 resulted in a charge to the Statement of Operations of $11,338,672.

The following table shows the change in the fair value of the derivatives that are included in the Statement of Operations as of June 30, 2006:

	Fair Value At 3/31/06	Change in Fair Value	Net Additions/Deletions For new issuances conversion, exercises	Adjustments to PIC	Fair Value At 6/30/06
Convertible Note Embedded and Warrant Derivatives	12,104,537	(5,217,127)	0	(55,319)	6,832,091
Warrant and Option Derivatives to Non-Employees	13,390,725	(6,121,545)	16,625	0	7,285,805

Change in Fair Value		(11,338,672)

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes . Through June 30, 2006, we have received net proceeds of approximately $50,418,853 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through June 30, 2006.

Security	Net Proceeds
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520,400
Common Stock	3,904,000
Total net proceeds from issuance of Pre-IPO convertible notes payable	12,756,487
Net proceeds from the initial public offering 1,725,000 shares of common stock sold at $10.00 per share net of the underwriter’s discount of 7% and non-accountable expenses of 2.75%	14,681,460
Option exercises 178,466 stock option exercised	109,506
Net proceeds from private placement of secured convertible notes of $20,000,000 Senior secured notes with warrants to purchase 705,882 shares of Company’s common stock at $8.50 per share and notes convertible into shares of common stock at $12 per share, net of closing fees and investment banking fees	18,447,000

Total net proceeds from financing through June 30, 2006	$50,418,853

As of June 30, 2006, we had $18,533,930 in cash, cash equivalents and restricted cash. We believe that our available cash will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

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

Income Taxes

The Company anticipates that its effective income tax rate for the year ended December 31, 2006 will be zero. Accordingly, the Company has not provided a provision for income taxes for the six months ended June 30, 2006.

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

Purchase of restricted cash investments consumed $32,078 of cash combined with $502,544 of capital expenditures for property and equipment, resulting in $534,622 of cash consumed in investing activities for the period ended June 30, 2006, which was a increase of $504,548 over the six months ended June 30, 2005.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of June 30, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$20,000,000	—	$20,000,000	—	—
Operating lease obligations(b)	$1,009,379	$168,965	$422,000	$418,414	$—

Total	$21,009,379	$168,965	$20,422,000	$418,414	$—

(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see Note 9).
(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, that requires monthly payments of approximately $17,900. We have one five year option to renew the lease. Building operating expenses are reconciled annually and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. The five year lease obligation is approximately $1,060,000.

These service fees for the obligations below were determined through a process of competitive bids and/or negotiations. Our major outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	Ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	First date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
14	Zimmerman Adams International	Investing banking	6-Jun-06	Ongoing

1)	We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement, at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for us.
2)	CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist us with the FDA approval process for our drug.
5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of our drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of CVBT-141A by catheter procedures.
7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.
9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)	Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.
13)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.
14)	The purpose of this consulting agreement is to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

Service Fees Paid for Main Contracts:	For the Quarter Ended March 31,				For the Period from March 11, 1998 (Inception) to June 30, 2006 (Unaudited)
	2005		2006
Hesperion (formerly TouchStone Research, Inc.)		$525,853		$1,003,461		$3,986,756
bioRASI		—		447,540		627,599
Catheter and Disposables Technologies		24,788		18,534		68,126
BS Biology		—		—		370,100
Davinci Biomedical Research Products, Inc.		—		—		431,698
JDM Consulting		570,000		1,460,000		2,593,000

Total	$		$		$

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

The Company may have interest rate exposure to market risk with our cash and cash equivalents. Interest rates on the Company’s money market accounts ranged from 4.63% to 4.90% for the quarter ended June 30, 2006. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States Treasury Notes, which the Company believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. The effective duration of the Company’s portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of the Company’s investments, the Company does not believe that it has any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At June 30, 2006, there was $20.0 million of floating rate debt outstanding, which is subject to interest rate risk. Interest rates on the Company’s convertible notes payable was 11.94% for the quarter ended June 30, 2006. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $200,000 and the Company’s cash flow, should it choose to pay this interest in cash in lieu of paying in-kind.

The Company sold floating rate convertible debt securities that has several derivative features. Whereas the value of the derivative features effect our “Statement of Operations” and “Balance Sheet”, there is no effect on the Company’s cash flow.

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

Limitations on Effectiveness of Control

A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the system are met. In addition, the design of a control system must reflect that there are resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations in all control systems result in the fact that no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include imperfect judgments in decision making and breakdowns, due to error or mistake. Also, the design of a control systems is based on the occurrence of future events and no assurance can be given that a system will succeed in achieving its stated goal under all potential future conditions.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any litigation.

Item 1A.	Risk Factors

Risks Related to the Company

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $30,792,509 as of June 30, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At June 30, 2006, we had $18,533,929 in cash and restricted cash. On March 20, 2006 we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. Although there can be no assurances, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations through at least the first quarter of 2007.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

May 21, 2007	By:	/s/ Mickael A. Flaa
Mickael A. Flaa
Vice President, Chief Financial Officer and Treasurer