Form 10-Q/A
period 2006-09-30
CardioVascular BioTherapeutics, Inc.
filed 2007-05-21
CIK 1303497

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends and restates in its entirety the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on November 6, 2006 and is being filed to reflect the restatement of the Company’s:

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity (deficit)

Statement of Cash Flows

As discussed in more detail in Note 2 of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, as fully set forth below, accounting practices require the previously issued non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued options and warrants as derivative instruments requires the Company’s financial statements for the period ended September 30, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to reclassify, at “fair value,” previously issued and vested options and warrants to non-empployees from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued and vested options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The notes to the financial statements, particularly Note 2-Restatement, Note 10-Convertible Notes Payable, Note 11-Stockholders’ Equity, and Note 12-Reclassification of Equity Transactions have been added or restated to more completely describe the derivative instruments, the methodology used to establish the fair values of each and the reclassifications required.

In addition, the Company has also restated Note 7-Prepaid and Other Current Assets, to describe in greater detail what the amounts listed in the table include, and Note 15-Commitments and Contingencies which has been reformatted into a tabular form for improved clarity and detail regarding the contracts previously described. The Company has also made some immaterial modifications and corrections in language to be consistent with its current filings.

In addition to the changes described above, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

This Amendment continues to speak as of the date of the Company’s Quarterly Report on Form 10-Q. Except as set forth above, this Amendment No. 1 to our Form 10-Q/A for the quarter ended September 30, 2006 does not reflect events occurring after November 6, 2006 or modify or update those disclosures affected by subsequent events. The filing of this Amendment No. 1 is not a representation that any statements contained in the original Quarterly Report, or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Quarterly Report. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2005 AND SEPTEMBER 30, 2006 (UNAUDITED)

	December 31, 2005	September 30, 2006 Restated
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674,590	$12,864,076
Restricted cash	137,363	170,895
Due from an affiliate	1,407	64,719
Prepaid assets	449,281	2,030,298

Total current assets	9,262,641	15,129,988
Property and equipment, net of accumulated depreciation ($14,210 and $106,494, as of December 31, 2005 and September 30, 2006, respectively)	199,123	685,266
Deferred financing cost, net of amortization ($0 and $1,374,788, as of December 31, 2005 and September 31, 2006, respectively)	—	1,374,788
Other assets	26,750	78,655

Total assets	$9,488,514	$17,268,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest payable	$434	$618,986
Due to an affiliate	—	8,033
Accounts payable	173,763	524,605
Accrued payroll and payroll taxes	125,430	102,109
Deferred Rent	—	79,148

Total current liabilities	299,627	1,332,881
Derivative Liabilities
Convertible notes payable and embedded derivatives	—	12,730,855
Warrant derivatives	—	662,750
Option derivatives	—	3,274,760

Total liabilities	299,627	18,001,246

Commitments and contingencies
Stockholders’ Equity (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; no shares outstanding at December 31, 2005 and September 30, 2006, respectively	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,899,598 and 124,336,234 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	123,899	124,336
Committed common stock	—	28
Additional paid-in capital	38,222,166	28,211,051
Deficit accumulated during the development stage	(29,157,178)	(29,067,964)

Total stockholders’ equity (deficit)	9,188,887	(732,549)

Total liabilities and stockholders’ equity (deficit)	$9,488,514	$17,268,697

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE NINE MONTHS AND THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Nine Months Ended September 30,		Three Months Ended September 30,		For the Period from March 11, 1998 (inception) to September 30, 2006
	2005	2006 Restated	2005	2006 Restated	Restated
Operating expenses:
Research and development (a)	$2,266,631	$4,756,693	$1,071,517	$1,555,211	$14,234,206
Selling, general and administrative (b)	6,577,642	8,801,457	3,363,393	3,150,552	23,331,244

Total operating expenses	8,844,273	13,558,150	4,434,910	4,705,763	37,565,450

Operating loss	$(8,844,273)	(13,558,150)	$(4,434,910)	$(4,705,763)	$(37,565,450)
Other income (expenses)
Interest income	209,255	604,774	86,001	205,830	964,748
Interest expense	(1,589,485)	(3,588,970)	(37,539)	(1,775,719)	(9,078,568)
Other income (expenses)	—	—	—	—	(5,254)
Adjustments to fair value of derivatives	—	8,632,765	—	4,941,277	8,632,765
Adjustments to fair value of derivatives- Warrant and option derivatives		7,998,795		3,058,920	7,998,795
Equity in loss of unconsolidated investee	—	—	—	—	(15,000)

Net other income (expenses)	(1,380,230)	13,647,364	48,462	6,430,308	8,497,486

Net loss before Provision for Income Taxes	(10,224,503)	89,214	(4,386,448)	1,724,545	(29,067,964)
Provision for income taxes	—	—	—	—	—
Net loss	$(10,224,503)	$89,214	$(4,386,448)	$1,724,545	$(29,067,964)

Earnings per share
Basic earnings per share	$(0.09)	$0.00	$(0.04)	$0.01
Diluted earnings per share	$(0.09)	$0.00	$(0.04)	$0.01
Shares used to calculate loss per share
Basic earnings per share	119,526,639	124,092,593	122,664,860	124,081,534
Diluted earnings per share	119,526,639	127,192,229	122,664,860	127,181,171

(a) Research and development with related parties (Notes 4 and 13)	$716,587	$2,272,227	$348,106	$1,140,773	$5,396,187
(b) Selling general and administrative expenses with related parties (Notes 4 and 13)	$480,276	$1,728,806	$200,991	$164,665	$7,126,907

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital Restated	Accumulated Deficit Restated	Total
			Shares	Amount	Shares	Amount
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Exercise of options	(10)				265,000	265		129,235		129,500
Issuance of stock for services	(13)				20			122		122
Conversion of convertible notes	(6)				82,500	83	28	303,189		303,300
Option and warrant derivatives	(13)							(10,061,055)		(11,135,055)
Stock based compensation	(11)							368,541		368,541
Reclassification of Conversion and interest conversion derivative on note conversion	(16)							206,733		206,733
Reclassification of Interest conversion derivative on actual interest paid	(15)							116,206		116,206
Reclassification of option derivative for options exercise	(17)							1,074,000		1,074,000
Net loss (unaudited)									89,214	89,214

Balance, September 30, 2006 (Restated)			—	$—	$124,336,234	$124,336	$28	$28,211,051	$(29,067,964)	$(732,549)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30- $2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF00-19
(14)	Issuance of 20 commemorative shares to directors and executives
(15)	Reclassification of Interest conversion derivative from liability to equity on interest paid in cash
(16)	Reclassification of Adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock
(17)	Reclassification of option derivative from liability to equity for options exercised

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

			For the Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30, 2006 Restated
			2005 (Unaudited)	2006 Restated (unaudited)
Cash flows from operating activities:
Net loss			$(10,224,503)	$89,214	$(29,067,964)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			8,937	92,284	112,520
Amortization of beneficial conversion feature			710,001	—	2,050,000
Amortization of deferred debt financing costs			712,664	273,214	2,408,929
Debt and Interest paid with common stock			—	7,576	7,576
Stock based compensation			1,732,698	368,541	2,462,801
Stock issued for services rendered			—	122	122
Warrants issued for services rendered			—	801,250	920,994
Amortization of discount related to warrant derivatives			—	419,292	419,290
Amortization of discount related to conversion feature			—	871,202	871,202
Amortization of discount related to interest on conversion feature			—	691,788	691,788
Adjustments to fair value of derivatives			—	(8,632,765)	(8,632,765)
Adjustments to fair value of derivatives-warrant and option derivatives			—	(7,998,795)	(7,998,795)
Equity in loss of unconsolidated investee			—	—	15,000
(Increase) decrease in:
Due from an affiliate			—	(63,312)	(64,719)
Prepaid expenses			(307,342)	(1,581,017)	(2,030,298)
Other assets			—	(51,905)	(93,655)
(Increase) decrease in:
Due to affiliate			—	8,033	8,033
Accounts payable			(632,630)	350,843	524,606
Accrued payroll and payroll taxes			4,337	(23,321)	102,109
Accrued interest			(1,187,870)	618,552	618,986
Accrued rent			—	79,148	79,148

Net cash used in operating activities	(a	)	(9,183,708)	(13,680,056)	(36,595,090)

Cash flows from investing activities:
Purchase of restricted cash			(41,234)	(33,532)	(170,895)
Purchase of property and equipment			(68,501)	(578,427)	(797,786)

Net cash (used in) investing activities	(b	)	(109,735)	(611,959)	(968,681)

Cash flows from financing activities
Net proceeds from sale of common stock			15,547,972	—	19,451,972
Proceeds from exercise of options and warrants			83,003	129,503	212,506
Proceeds from sale of preferred stock			—	—	520,400
Proceeds from issuance of notes payables			—	—	14,092,200
Deferred debt financing cost			—	(1,648,002)	(3,783,715)
Proceeds from notes payable issued under Reg D			—	20,000,000	20,800,000
Cash paid for deferred offering costs			—	—	(865,516)
Due to net increase (decrease) in affiliates			(522,719)	—	—

Net cash provided by financing activities	(c	)	15,108,256	18,481,501	50,427,847

Increase (decrease) in cash and cash equivalents			5,814,813	4,189,486	12,864,076
Cash and cash equivalents at beginning of period			4,530,221	8,674,590	—

Cash and cash equivalents at end of period			$10,345,034	$12,864,076	$12,864,076

Supplemental disclosure of cash flow information
Interest paid			$1,345,070	$697,491	$2,059,126

California Franchise Taxes paid			$600	$—	$6,000

(a)	Including amount with related parties of $1,196,863, $4,001,033, and $12,523,094, respectively
(b)	Including amount with related parties of $0, $0 and $0, respectively
(c)	Including amount with related parties of $0, ($1,756,975) and ($3,894,095) respectively

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

1) During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company issued 0, 0 and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

2) During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company issued 0, 0 and 583,000 shares of post-split adjusted common stock for services, respectively.

3) During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0 and $2,050,000, respectively.

4) During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, 23,250, 0 and 52,850 shares of convertible preferred stock were converted into 2,325,000, 0, and 5,285,000 shares of common stock, respectively. During the period ended September 30, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

5) During the nine month periods ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, $10,331,000, $0, and $ 14,862,200 of convertible notes payable were converted into 4,090,000, 0 and 5,739,550 shares of common stock, respectively and 25,000 shares of committed stock as of September 30, 2005.

6) In March 2006, 100,000 warrants, with an exercise price of $0.80 were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3 was paid in cash upon exercise of the warrants on a cashless basis.

7) In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

8) During the nine month period ended September 30, 2005 and 2006 and the period from March 11, 1998 (inception) to September 30, 2006, $0, $295,723, and $295,723 of senior secured convertible notes payable were converted into 0, 82,500, and 82,500 shares of common stock, respectively, and 28,000 shares of committed common stock. During the period ended September 30, 2006 $7,576 of interest on senior secured convertible notes were paid with common stock.

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

2. RESTATEMENT

The Company has restated its unaudited financial statements as of September 30, 2006 and for the nine months then ended, and the related notes to the financial statements.

This amendment is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, as more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested non-employee options and warrants as derivative instruments requires the Company’s financial statements for the period which ended September 30, 2006 to be stated.

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

The purpose of this amendment is to restate, at the fair value, previously issued and vested options and warrants as derivative liabilities as of the date of issuance of the convertible notes and to adjust fair values as of September 30, 2006 through the Statement of Operations for option and warrant derivatives previously classified in equity, pursuant to EITF 00-19.

The following table shows the impact of these restatements on the financial statements at September 30, 2006:

	Previously Reported September 30, 2006	Adjustments	Restated September 30, 2006
BALANCE SHEET
Warrant derivative	$—	$662,750	662,750
Options derivative	—	3,274,760	3,274,760
Total Liabilities	14,063,736	3,937,510	18,001,246
Additional paid-in-capital	39,824,417	(11,613,366)	28,211,051
Deficit accumulated during the development stage	(36,743,820)	7,675,856	(29,067,964)
Total stockholders’ equity (deficit)	3,204,961	(3,937,510)	(732,549)
STATEMENT OF CASHFLOWS
Adjustment to fair value of derivatives	(8,955,704)	322,939	(8,632,765)
Adjustment to fair value of derivatives - warrant and option derivatives	—	(7,998,795)	(7,998,795)
For the nine month period ended September 30, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	8,955,704	(322,939)	8,632,765
Adjustment to fair value of derivatives - warrant and option derivatives	—	7,998,795	7,998,795
Net loss (income)	(7,586,642)	7,675,856	89,214
Loss per share
Basic loss per share	(0.06)	0.06	0.00
Diluted loss per share	(0.06)	0.06	0.00
Shares used to calculate loss per share
Basic earnings (loss) per share	123,989,030	103,563	124,092,593
Diluted earnings (loss) per share	123,989,030	3,203,199	127,192,229
For the three month period ended September 30, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	5,208,897	(267,620)	4,941,277
Adjustment to fair value of derivatives - warrant and option derivatives	—	3,058,920	3,058,920
Net loss (income)	(1,066,755)	2,791,300	1,724,545
Loss per share
Basic loss per share	(0.01)	0.02	0.01
Diluted loss per share	(0.01)	0.02	0.01
Shares used to calculate loss per share
Basic loss per share	124,081,534	-	124,081,534
Diluted loss per share	124,081,534	3,099,637	127,181,171

The Company has restated its unaudited financial statements as of Sept, 30, 2006 and for the nine months then ended, and the related notes to the consolidated financial statements.

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

Currently it is the Company’s intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing and is exploring additional contract manufacturers for its drug candidates. As of September 30, 2006 (unaudited), Cardio had cash and restricted cash of $13,034,971 indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2006 (unaudited), the Company has accumulated a deficit of $29,067,964. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted cash

As of December 31, 2005 and September 30, 2006 (unaudited), the restricted cash consists of $137,363 and $170,895, respectively. The restricted cash is required as collateral for the Company’s credit card holders.

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

Marketing Expense

The company has been engaged in an marketing program consisting of corporate recognition and image development within the medical and medical reimbursement industries. Marketing costs are expensed as incurred. During the nine month ended September 30, 2006 and 2005 marketing expenses totaled $2,649,000 and $1,311,000.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2005 and September 30, 2006 (unaudited), uninsured portions of cash amounted to $8,596,051 and $12,834,970 respectively.

Earnings/Loss per Share

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

The following potential common shares have been included from the computation of diluted net loss per share for the period ended September 30, 2006 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2005	September 30, 2006
Stock options	3,161,000	2,305,942
Warrants	375,000	109,091
Convertible notes payable	—	754,831

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

6. CASH, CASH EQUIVALENT AND RESTRICTED CASH

Cash, cash equivalent and restricted cash consisted of the following at December 31, 2005 and September 30, 2006 (unaudited):

	December 31, 2005	September 30, 2006
Cash in bank	$8,674,590	$12,864,076
Restricted cash	137,363	170,895

Total	$8,811,953	$13,034,971

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

NOTE 7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other assets consisted of the following at December 31, 2005 and September 30, 2006 (unaudited):

	December 31, 2005	September 30, 2006
Prepaid clinical trial costs (a)	$203,834	$875,801
Prepaid clinical trial costs—related party (b)	—	396,000
Prepaid insurance (c)	71,726	188,260
Prepaid professional and legal fees (d)	60,652	320,394
Prepaid trade shows (e)	84,593	88,935
Prepaid and current assets (other) (f)	28,476	160,908

Total	$449,281	$2,030,298

Prepaid expenses at September 30 2006 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors including: bioRasi, Catheter, Perry Scientific, and Charles River. The balance includes $772,236 paid to Charles River Laboratories for clinical trials. These amounts are to be applied against the final invoices and will be recognized in our “statement of operations” as Research and Development upon the completion of these trials.
(b)	Amounts paid to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal we received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of December 31, 2006. Phage has performed per the Company’s contract and is waiting for delivery instructions from the Company. We will recognize this expense in our “statement of operations” as research and development upon transfer of the goods in 2007.
(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “statement of operations” as general and administrative expense (includes $255,000 insurance payment in February 2006).
(d)	Includes prepaid amounts associated with investor relations programs, SEC Counsel, research and development studies, tax advisory services, and legal retainer fees. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed; at that time these retainers will be recognized in our “statement of operations” as legal expense ($238,000 was expensed in January 2007, $35,000 is amortized over one year period, and the remaining balance will be expensed upon termination of the contract).
(e)	Includes prepaid amounts associated with trade shows in San Francisco, London, Florida, and Washington D.C. These items will be recognized in our “statement of operations” as general and administrative expense as they occur.
(f)	Includes $47,704 of prepaid investor relations; $26,647 of office rent for October 2006. Include other prepaid associated with advertising, office expenses, and $18,659 is for move expenses paid to employees who moved to Las Vegas from California and is being amortized over 24 months. If one of the employees were to leave the company over the 24 month period they would be liable for the unamortized amount. These items will be recognized in our “statement of operations” as general and administrative expense as they occur.

Prepaid expenses at December 31, 2005 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors including: Touchstone Research, bioRasi, Catheter and Disposables Technology, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.
(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.
(c)	Includes prepaid insurance associated with professional fees paid to Lord Bissel Brook and Baker and McKenzie.
(d)	Includes prepaid amounts associated with trade shows in San Francisco, London, Florida, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.
(e)	This is prepaid software which we will capitalize as “Property and Equipment” upon installation.

8. PROPERTY

Property and equipment consisted of the following:

	December 31, 2005	September 30, 2006
Furniture, fixtures, computer software, and equipment	$166,443	$463,994
Scientific equipment	46,890	85,526
Leasehold Improvements	—	242,240
Less accumulated depreciation	(14,210)	(106,494)

Property and equipment net of accumulated depreciation	$199,123	$685,266

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

10. CONVERTIBLE NOTES PAYABLE

Convertible Senior Secured Notes

On March 20, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8%. In connection with the closing of the sale of the notes, the Company received net proceeds of $18,447,000. The convertible notes are convertible at the option of the holders into 1,666,666 shares of common stock based on a fixed conversion price of $12.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. Substantially all of the Company’s assets secure the notes.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years and may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share.

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

Adjustment to Fair Value of Derivatives	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Adjustment to Addt’l Paid in Capital	Balance September 30, 2006
Embedded Derivatives	$8,195,564	$6,655,099	$322,939	$1,217,526
Warrant Derivative	2,383,334	1,977,666		405,668

Adjustment to Fair Value of Derivatives included in other income (expense)		$8,632,765

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at September 30, 2006. The carrying value of warrant derivatives at September 30, 2006 has been adjusted to reflect its “fair value” of $405,668 based upon fair values computed using the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875% and (4) expected remaining life of 2.5 years. During the period ended September 30, 2006, a decrease in the fair value of the warrant derivative of $1,977,666 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

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

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%; (2) expected

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of the conversion feature derivative at September 30, 2006 has been adjusted to reflect its “fair value” of $779,963 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.5 years. During the six month ended September 30, 2006, a decrease in the fair value of the conversion feature liability of $3,788,201 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at September 30, 2006 has been adjusted to reflect its “fair value” of $437,563 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.5 years. During the six month ended September 30, 2006, a decrease in the fair value of the interest conversion feature liability of approximately $2,866,898 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On April 3, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion feature. Using a Black-Scholes Model with the following criteria of the stock price on the date of the payment of $7.80 as follows: (1) dividend yield of 0%; (2) expected volatility of 79.16%; (3) risk-free interest rate of 5.125%; (4) expected remaining life of 2.723 years a decrease in the fair value of the interest conversion derivative liability of $55,319 was recorded to additional paid in capital.

During the three months ended September 30, 2006, convertible noteholders converted $295,715 of principal in 107,716 shares of common stock and $7,583 of accrued interest on the principal into 2,784 shares of common stock. These conversions resulted in a reduction of the option and warrant derivative liabilities. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative features for each conversion. Using a Black-Scholes Option Pricing Model with the following criteria: (1) dividend yield of 0%; (2) expected volatility of 77.14%; (3) risk-free interest rate of 4.875%; (4) expected remaining life of 2.5 years, a decrease in the fair value of the conversion feature derivative liability of $201,504 was recorded to additional paid in capital and a decrease in the fair value of the conversion feature derivative liability of $5,229 was recorded to additional paid in capital resulting in a total increase to paid in capital of $206,733 for the three months and nine months ended September 31, 2006.

On July 3, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion derivative. Using a Black-Scholes Model with the following criteria of the stock price on the date of the payment of $7.80 as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%; (3) risk-free interest rate of 4.875%; (4) expected remaining life of 2.5 years, a decrease in the fair value of the interest conversion derivative liability of $60,887 was recorded to additional paid in capital.

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

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees outside of its formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through September 30, 2006, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Note 4.

Stock option transactions for 2006:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
In February 2006 (a)	50,000	$10.00	$234,830	5	76
In March 2006 (b)	1,250	10.00	5,424	5	76
In April 2006 (b)	3,000	10.00	13,270	5	79
In July 2006 (b)	1,000	10.00	3,140	10	77
In August 2006 (b)	2,800	10.00	5,992	10	77
In September 2006 (b)	1,000	10.00	2,140	10	77

All options were granted from 2004 stock plan (defined next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.
(a)	All options were issued for past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

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

Option Derivatives—RESTATED

Of the 1,775,500 non-employee options outstanding at September 30, 2006, 1,325,500 issued prior to March 20, 2006 issued to non-employees for services and have been reclassified as the Option Derivatives. However, 450,000 non-employee options were issued to directors under the 2004 Stock Plan. In accordance with FAS 123(R), the options issued to directors, for services provided to the Company in each individual capacity as a director, are accounted for as options issued to employees and hence, were not reclassified as the Options Derivative. See Note 2—Restatements and Note 12- Reclassification of Equity Transactions

Warrants

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

In April 2006, the Company granted 250,000 warrants with an exercise price of $10.00 to an officer/Director. The Company estimated the fair value of the warrants granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the vested portion of these warrants of $801,250 was classified as part of the warrant derivative. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 79 percent, risk free rate of interest of 5.125% and an expected dividend yield of zero.

Warrant activity for the year ended December 31, 2005 and for the nine month period ended September 30, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	12.50
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$3.77
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at September 30, 2006	1,230,882	$7.77

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$3.77

Warrants exercisable at September 30, 2006	1,043,382	$7.77

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

The following table summarizes information about warrants outstanding at September 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	6.73	2.00	200,000	2.00
8.50	705,882	2.47	8.50	705,882	8.50
10.00	250,000	9.54	10	62,500	10.00
12.50	75,000	2.38	$12.50	75,000	$12.50

Total	1,230,882			1,043,382

Warrant Derivative—RESTATEMENT

Of the 1,230,882 warrants outstanding at September 30, 2006, 250,000 warrants issued in April 2006 and the vested portion of 125,000 were classified as Warrant Derivatives, 275,000 warrants issued prior to March 20, 2006 were reclassified as Warrant Derivatives and 705,882 warrants issued with the convertible note are classified as Warrant Derivatives as part of the convertible note. See Note 2—Restatement and Note 12—Reclassification of Equity Transactions.

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

12. RECLASSIFICATION OF EQUITY TRANSACTIONS (RESTATED)

As discussed in Note 11—Stockholders’ Equity of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, as more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the period ended September 30, 2006 to be restated.

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

As of March 20, 2006, the closing date of the convertible note financing, the Company reclassified 1,590,500 options granted to non-employees to an option derivative liability at the fair value of the relevant instruments in the amount of approximately $10,583,305, which was recorded based upon fair values computed using the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.18% to 84.42%, (3) the range of the risk-free interest rate of 4.61% to 4.62%, (4) the range of the expected life and exercise prices consistent with each individual instrument.

As of March 20, 2006, the closing date of the convertible note financing, the Company reclassified 275,000 warrants granted to non-employees to Warrant derivative liability at the fair value of the relevant instruments in the amount of approximately $1,355,750, which was recorded based upon fair values computed using the Black-Scholes Model with the following assumptions (1) dividend yield of 0%, (2) the range of the expected volatility of 71.18% to 84.42%, (3) the range risk-free interest rate of 4.61% to 4.62%, (4) the range expected life and exercise prices consistent with each individual instrument.

At March 31, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under the Black-Scholes Model with the following assumptions (1) dividend yield 0%, (2) the range of the expected volatility of 71.44% to 84.04%, (3) the range of the risk-free interest rate of 4.82% to 4.83%, (4) the range of the expected life and exercise prices consistent with each individual instrument resulting in an increase to the individual derivatives and additional expense for “Adjustment to Fair Value of Derivatives” of $1,032,420 for the Option Derivatives and $149,250 for the Warrant Derivative for a total of $1,181,670.

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

At June 30,2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under a Black-Scholes Model with the following assumptions (1) dividend yield of 0%, (2) the range of the expected volatility of 79.24% to 84.56% (3) the range of the risk-free interest rate of 5.11% to 5.15%, (4) expected life and exercise prices consistent with each individual instrument resulting in a decrease to the individual derivatives and additional other income for “Adjustment to Fair Value of Derivatives” of $5,594,920 for the option derivative and $910,625 for the warrant derivative for a total of $6,505,545 for the three month period and decrease to the individual derivates and additional other income for “Adjustment to Fair Value of Derivatives” of $4,562,500 for the Option Derivative and $761,375 for the Warrant Derivative for a total of $5,323,875 for the six month period.

During the three months ended September 30, 2006, non-employee option holders exercised 210,000 options resulting in a reduction of the Option Derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Option Pricing Model with the following criteria; (1) dividend yield of 0%; (2) expected volatility of 73.07% – 78.30%; (3) risk-free interest rate of 4.74%-4.98%; (4) expected remaining life of 2.88-3.83 years, a decrease in the fair value of the option derivative liability of $690,000 was recorded to additional paid in capital.

At September 30, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under a Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) expected range of volatility of 77.92% to 83.26%, (3) risk-free interest rate range of 4.60% to 4.64% and (4) expected life and exercise prices consistent with each individual instrument resulting in a decrease to the individual derivates and additional other income for “Adjustment to Fair Value of Derivatives—warrant and option derivative” of $2,326,045 for the Option Derivative, and $732,875 for the Warrant Derivative for a total of $3,058,920 for the 3 month period, and decrease to the individual derivates and additional other income for “Adjustment to Fair Value of Derivatives” of $6,504,545 for the Option Derivative, and $1,494,250 for the Warrant Derivative for a total of $7,998,795 for the nine month period.

13. RELATED PARTY TRANSACTIONS

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

14. INCOME TAXES

The Company currently anticipates that its effective income tax rate for the year ended December 31, 2006 will be 0%. Accordingly and in accordance with the Interim Reporting Requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting”, the Company has not provided a provision for income taxes for the nine months ended September 30, 2006.

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

Service Agreements

The Company has entered the service agreements set forth on the following table.

The service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue
14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company
15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
17	Zimmerman Adams International	Investing banking	6-Jun-06	ongoing

1)	The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-11. As part of that agreement, at our election, the Company is obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured by Phage or (ii) pay to Phage a six percent royalty based on drugs which Phage does not manufacture.
2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist the Company with the FDA approval process for its drug candidates.
5)	The Company’s royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter procedures.
7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness programs.
9)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)	Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.
13)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
14)	This agreement is for the purpose of preparing and distributing information about the Company.
15)	Kendle (formerly Charles River Laboratory) will support the Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)	The Bruckner Group Incorporated will assist in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.
17)	The purpose of this consulting agreement is to audit the interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). The Company will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

	For the Quarter Ended September 31,		For the Period from March 11, 1998 (Inception) to September 31, 2006
	2005	2006
Service Fees Paid for Above Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$822,307	$1,508,867	$4,492,162
bioRASI	104,082	668,220	848,279
BS Biology	—	—	370,000
Da Vinci Biomedical Research	—	—	431,698
Catheter and Disposables Technologies	31,240	18,534	68,126
JDM Consulting	1,133,000	1,460,000	2,593,000
Capital Financial Media	—	870,000	870,000
Kendle	—	772,236	772,236
Bruckner Group	—	237,500	237,500
Zimmerman Adams International	—	93,760	93,760

Total	$2,090,629	$5,629,117	$10,776,761

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

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2006 (unaudited), we have accumulated a deficit of $29,067,964. There can be no assurance that we will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Adjustments to fair value of derivatives arose in the period ended September 30, 2006 as the Company entered into a financial transaction that contained embedded derivatives in the notes and derivate features in the warrants. In addition, the Company recorded an option and warrant derivative for outstanding and vested non-employee warrants and options on the date of the financial transaction and re-valued theses same non-employee options and warrants at September 30, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of September 30, 2006 resulted in a charge to the Statement of Operations of $16,631,560.

The following table shows the change in the fair value of the derivatives that are included in the Statement of Operations as of September 30, 2006:

	Fair Value at March 30, 2006	Change in Fair Value	Additions Deletions For New Issuances Conversions, Exercises	Adjustments to PIC	Fair Value at September 30, 2006
Convertible note embedded and warrant derivatives	$10,578,898	$(8,632,765)	$0	$(322,939	$1,623,194
Warrant and Option Derivatives Non-Employees	12,209,055	(7,998,795)	801,250	(1,074,000)	3,937,510

Change in Fair Value		$(16,631,560)

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

Adjustments to fair value of derivatives arose in the period ended Sept 30, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivate features in the warrants. In addition, we recorded option and warrant derivatives for outstanding and vested non-employee warrants and options on the date of the financing transaction and revalued these same non-employee options and warrants at September 30, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of September 30, 2006, was a non-cash income item to the statement of operations of $8,000,197.

The following table shows the change in the fair value of the derivatives that is included in the Statement of Operations as of September 30, 2006:

	Fair Value At March 31, 2006	Change in Fair Value	Additions Deletions For new issuances conversion, exercises	Adjustments to PIC	Fair Value At Sept. 30, 2006
Convertible Note Embedded and Warrant Derivatives	$6,832,091	$(4,941,277)	$—	$(267,620)	$1,623,194
Warrant and Option Derivatives Non-Employees	7,285,805	(3,058,920)	400,625	(690,000)	3,937,510

Change in Fair Value		(8,000,197)

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2006, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through September 30, 2006, we have received net proceeds of approximately $50,427,847 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through September 30, 2006.

Security	Net Proceeds
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520,4000
Common Stock	3,904,00

Total net proceeds from issuance of Pre-IPO convertible notes payable	12,756,487

Net proceeds from the initial public offering 1,725,000 shares of common stock sold at $10.00 per share net of the underwriter’s discount of 7% and non-accountable expenses of 2.75%	14,681,460
Option exercises 388,466 stock option exercised	212,506

Net proceeds from private placement of secured convertible notes of $20,000,000 Senior secured notes with warrants to purchase 705,882 shares of Company’s common stock at $8.50 per share and notes convertible into shares of common stock at $12 per share, net of closing fees and investment banking fees	18,447,000

Total net proceeds from financings through September 30, 2006	$50,521,853

Deferred financing cost pending London IPO	(94,006)

Net Proceeds per statement of cash flow	$50,427,847

As of September 30, 2006, we had $13,034,971 in cash, cash equivalents and restricted cash. We believe that our cash will be sufficient to fund reduced operations by progressing only our Wound Healing Indication through at least the first quarter of 2008. This would be a dramatic decrease to all our drug development and corporate activities.

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

Cash Flow

Nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, our operating activities consumed cash of $13,680,056, an increase of $4,496,348 over the nine months ended September 30, 2005. Our activity level in 2006 increased dramatically over the level of activity in 2005 in both research and development activities and our general and administrative activities because we were able to raise cash through our IPO in February 2005 and the private placement of secured convertible notes in March of 2006. This liquidity allowed us to proceed with increased drug development activities and clinical trials in “No Option heart, Wound healing and Peripheral Artery Disease, add needed administrative capability and personnel, resume our marketing activities, and move forward with preparing us to be a public company.

Purchase of restricted cash investments consumed $33,532 of cash combined with $578,427 of capital expenditures for property and equipment, resulting in $611,959 of cash consumed in investing activities for the period ended September 30, 2006, which was an increase of $502,224 over the nine months ended September 30, 2005.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of September 30, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$19,704,277	—	$19,704,277	—	—
Operating lease obligations(b)	$2,772,250	$220,956	$981,752	$1,100,062	$469,480

Total	$22,476,527	$220,956	$20,686,029	$1,100,062	$469,480

(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see footnote 9). During the third quarter of 2006, Noteholders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares).
(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. The five year lease obligation is approximately $1,060,000. Cardio entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. Cardio will pay approximately $585,594 in base rent for the expansion space throughout the term of the lease. Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space.

Our major outstanding contractual obligations are summarized on the table below:

The service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our major outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue
14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company
15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
17	Zimmerman Adams International	Investing banking	6-Jun-06	ongoing

1)	We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement, at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for us.
2)	CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist us with the FDA approval process for our drug.
5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of our drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of CVBT-141A by catheter procedures.
7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.
9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)	Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.
13)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.
14)	This agreement is for the purpose of preparing and distributing information about the Company.
15)	Kendle (formerly Charles River Laboratory) will support us in our Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)	The Bruckner Group Incorporated will assist us in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.
17)	The purpose of this consulting agreement is to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

	For the Quarter Ended September 31,		For the Period from March 11, 1998 (Inception) to September 31, 2006
	2005	2006
Service Fees Paid for Above Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$822,307	$1,508,867	$4,492,162
bioRASI	104,082	668,220	848,279
BS Biology	—	—	370,000
Da Vinci Biomedical Research	—	—	431,698
Catheter and Disposables Technologies	31,240	18,534	68,126
JDM Consulting	1,133,000	1,460,000	2,593,000
Capital Financial Media	—	870,000	870,000
Kendle	—	772,236	772,236
Bruckner Group	—	237,500	237,500
Zimmerman Adams International	—	93,760	93,760

Total	$2,090,629	$5,629,117	$10,776,761

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company may have interest rate exposure to market risk with its cash and cash equivalents. Interest rates on the Company’s money market accounts ranged from 5.07% to 5.14% for the quarter ended September 30, 2006. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States Treasury Notes, which the Company believes are subject to limited credit risk. The Company does not currently hedge interest rate exposure. The effective duration of the Company’s portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of the Company’s investments, the Company does not believe that it has any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At September 30, 2006, there was $19.7 million of floating rate debt outstanding which is subject to interest rate risk. Interest rates on the Company’s convertible notes payable was from 12.14% for the quarter ended September 30, 2006. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $197,000 and the Company’s cash flow should it choose to pay this interest in cash in lieu of paying in-kind.

The Company sold floating rate convertible debt securities that have several derivative features. The value of the derivative features effect the Company’s Statement of Operations and Balance Sheet, but there is no effect on the Company’s cash flow.

The value of these derivatives fluctuate change from period to period until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations.

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

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $29,067,964 as of September 30, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

At September 30, 2006, we had $13,034,971 in cash and restricted cash. On March 20, 2006, we completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. Although there can be no assurances, we believe that our cash will be sufficient to fund reduced operations by progressing only our Wound Healing Indication through at least the first quarter of 2008. This would be a dramatic decrease to all our drug development and corporate activities.

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