Form 10-K/A
period 2006-12-31
CardioVascular BioTherapeutics, Inc.
filed 2007-05-21
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A amends and restates in its entirety the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on April 13, 2007, and is being filed to reflect the restatement of the Company’s:

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity (deficit)

Statement of Cash Flows

As discussed in more detail in Note 2 of the notes to the consolidated financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, as more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the year ended December 31, 2006 to be restated.

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

The notes to the consolidated financial statements, particularly Note 2—Restatement, Note 10—Convertible Notes Payable, Note 11—Stockholders’ Equity, and Note 12—Reclassification of Equity Transactions have been added or restated to more completely describe the derivative instruments, the methodology used to establish the fair values of each and the reclassifications required.

In addition, the Company has also restated Note 6—Prepaid and Other Current Assets, to describe in greater detail what the amounts listed in the table include, and Note 13—Commitments and Contingencies which has been reformatted into a tabular form for improved clarity and detail regarding the contracts previously described. The Company has also made some immaterial modifications and corrections in language to be consistent with its current filings.

In addition to the changes described above, Item 15 of Part IV of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32, respectively.

This Amendment continues to speak as of the date of the Company’s Annual Report on Form 10-K. Except as set forth above, this Amendment No. 1 to our Form 10-K/A for the year ended December 31, 2006 does not reflect events occurring after April 13, 2007 or modify or update those disclosures affected by subsequent events. The filing of this Amendment No. 1 is not a representation that any statements contained in the original Annual Report, or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Annual Report. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $34,728,247 as of December 31, 2006. We are not currently profitable. Even if we succeed in developing and commercializing our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company received written comments from the Securities Exchange Commission (the Commission) regarding certain matters in its third quarter Form 10-Q as of September 30, 2006. Of the matters raised by the Commission in the Comment Letter, three comments are not yet closed. Remaining open, are comments on the prepaid expenses, the presentation of information regarding contractual commitments in the Management Discussion and Analysis, and our accounting treatment pursuant to EITF 00-19 regarding the sufficiency of shares for the settlement of issued and vested warrants and options, to non-employees.

The Company has amended its Form 10-K for December 31, 2006; and its Form 10-Q for the periods March 31, 2006, June 30, 2006 and September 30, 2006 in response to the unresolved staff comments. Management believes that these amended filings should close these open items.

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

Proceeds from the Sale of Registered Securities

Our Registration Statement on Form S-1, File No. 333-119199, with the Securities and Exchange Commission was declared effective on February 11, 2005 (the “Registration Statement”). We commenced the offering of common stock pursuant to the Registration Statement on February 11, 2005 (our Initial Public Offering (“IPO”)). The managing underwriter for our IPO was First Dunbar Securities Corporation. The net proceeds from the sale of 1,500,000 and 225,000 shares of Common Stock from our IPO and over-allotment was approximately $15,693,125. This amount takes into account our initial public offering price of $10 per share, and after deducting the underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by us of $655,500.

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

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$—	$—	$—	$—	—
Cost of goods sold	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—
Operating expenses:
Research and development	822	750	2,544	3,091	7,135
Sales, general and administrative	365	921	2,337	7,979	11,734

Total operating expenses	1,187	1,671	4,881	11,070	18,869
Loss from operations	(1,187)	(1,671)	(4,881)	(11,070)	(18,869)
Other and interest income (expense), net	(141)	(658)	(3,132)	(1,296)	13,298

Net loss	$(1,328)	$(2,329)	$(8,013)	$(12,366)	$(5,571)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.10)	$(0.04)

Weighted-average shares used in computing net loss per common share, basic and diluted (In thousands)	110,190	110,190	110,575	120,374	124,181

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$23	$1,634	$4,616	$8,812	$8,675
Working capital (deficit)	$(871)	$1,231	$1,618	8,963	8,069
Total assets	$114	$4,918	$6,710	$9,489	$12,427
Convertible promissory notes embedded derivatives and warrant derivatives net of current portion	$1,085	$8,081	$8,616	$—	$11,635
Total stockholders’ equity (deficit)	$(1,868)	$(4,030)	$(5,383)	$9,189	$(2,890)

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

Adjustments to fair value of derivatives arose in the period ended March 31, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivated features in the warrants. In addition, we recorded option and warrant derivatives for outstanding and vested non-employee warrants and options on the date of the financial transaction and revalued these same vested non-employee options and warrants at March 31, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of December 31, 2006 resulted in a charge to the statement of operations of $(18,564,507).

The following table shows the change in the fair value of the derivatives that is included in the Statement of Operations as of December 31, 2006:

December 31, 2006	Fair Value at March 20, 2006 (unaudited)	Change in Fair Value	Additions, Deletions for New Issuances, Conversions, Exercises	Adjustments To PIC	Fair Value at December 31, 2006
Convertible note embedded derivatives and warrant derivatives	$10,578,898	$(8,174,031)	$—	$(1,813,832)	$591,035
Warrant and option derivatives — non-employees	12,209,055	(10,390,476)	1,271,286	(1,318,000)	1,771,865

Change in fair value		(18,564,507)

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

Security	Net Proceeds
(Dollars in thousands)
Pre USA IPO
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$521
Common Stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	12,756

Post USA IPO
Net proceeds from the IPO
1,725,000 shares of common stock sold at $10.00 per share net of the options exercised	14,682
588, 466 stock option exercised	312
Net proceeds from private placement of senior secured convertible note of Senior Secured Notes with warrants to purchase 705,882 shares of Company’s	18,617

Total net proceeds from financing through December 31, 2006	50,792
Deferred financing cost pending London IPO	(500)

Net Proceeds per statement of cash flow	$50,292

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

On March 20, 2006, Daniel C. Montano, our Chairman, President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of

March 20, 2007 or the first date on which the Company receives revenue from the sale of drugs in which FGF1141 is the active ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

Purchase of restricted cash investments consumed $34,998 of cash combined with $837,250 of capital expenditures for property and equipment, resulting in $872,248 of cash consumed in investing activities for the year ended December 31, 2006, which was an increase of $639,332 compared to the year ended December 31, 2005.

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

Purchase of restricted cash investments consumed $52,001 of cash combined with $180,915 of capital expenditures for property and equipment, resulting in $232,916 of cash consumed in investing activities for the period ended December 31, 2005, which was an increase of $115,136 over the year ended December 31, 2004.

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

Purchase of restricted cash investments consumed $85,362 of cash combined with $32,418 of capital expenditures for property and equipment, resulting in $117,780 of cash consumed in investing activities for the period ended December 31, 2004, which was an increase of $121,511 over the year ended December 31, 2003.

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

While based on historical as well as budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements until at least the first quarter of 2007, and do not expect to need to raise additional funds in the near future.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of December 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$18,102	$—	$18,102	$—	$—
Operating lease obligations(1)	$2,679	$221	$982	$1,100	$376

Total	$20,781	$221	$19,084	$1,100	$376

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

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item Number	Contract	Agreement Name	Start	End Date
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee- San Diego	15-Mar-06	15-Aug—13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	First date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company
15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
17	Zimmerman Adams International	Investing banking	6-Jun-06	Ongoing

7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.
9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
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
BS Biology
DaVinci Biomedical Research Products, Inc.
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

In September 2006, the FASB issued SFAS No. 158, “Employer’s” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 1587 is effective for fiscal years ending after December 15, 2006. We do not believe that SFAS No. 158 will have a material impact on our results of operations and financial condition.

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

The Primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If our Company’s stock price decreases sufficiently, we may show “Other Income”; conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Income,” conversely, if it decreases, we may show “Other Expense.” Since the issuance of the Convertible Notes to the period ended December 31, 2006 our Company’s stock price has decreased from $7.15 to $1.48. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 74.6% to 94.32%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CardioVascular BioTherapeutics, Inc.

(formerly Cardiovascular Genetic Engineering, Inc.)

(A Development State Company)

Las Vegas, Nevada

We have audited the balance sheets of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development state company) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and the period from March 11, 1998 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and the period from March 11, 1998 (date of inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in the Note 2 to the financial statements, the accompanying financial statements for the year ended December 31, 2006 have been restated.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

April 12, 2007, except for Note 2,

as to which the date is May 18, 2007

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

December 31, 2005, and 2006

	For the Year Ended December 31,
	2005	2006 Restated
	(in thousands except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674	$8,503
Restricted cash	137	172
Due from an affiliate	2	38
Prepaid assets	449	1,178

Total Current Assets	9,262	9,979
Property and equipment, net of accumulated depreciation ($14,210 in 2005, $163,962 in 2006 respectively)	199	887
Deferred financing costs, net of amortization ($0 in 2005, $402,631 in 2006)	—	1,481
Other assets	27	80

Total Assets	$9,488	$12,427

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest payable	$1	$557
Due to affiliates	—	111
Accounts payable	174	861
Accrued payroll and payroll taxes	125	223
Deferred rent	—	158

Total current liabilities	300	1,910
Derivative Liabilities
Convertible notes payable and embedded derivatives	—	11,635
Warrant derivatives	—	366
Option derivatives	—	1,406

Total Liabilities	300	15,317
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2005 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 123,899 and 125,458 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	124	125
Additional paid in capital	38,221	31,713
Deficit accumulated during the development stage	(29,157)	(34,728)

Total stockholders’ equity (deficit)	9,188	(2,890)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,488	$12,427

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

and FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	For the Year Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006 Restated
	2004	2005	2006 Restated
	(Dollars in thousands, except share and per share data)
Operating expenses
Research and development (A)	$2,543	$3,091	$7,135	$16,612
Selling, general and administrative (B)	2,337	7,979	11,734	26,264

Total operating expenses	4,880	11,070	18,869	42,876

Operating loss	(4,880)	(11,070)	(18,869)	(42,876)

Other income (expenses)
Interest income	34	298	695	1,055
Interest expense	(3,152)	(1,594)	(5,961)	(11,451)
Other income (expenses)	—	—	—	(5)
Adjustment to Fair Value of Derivatives	—	—	8,174	8,174
Adjustment to Fair Value of Derivatives—Warrant and Option-Derivatives	—	—	10,390	10,390
Equity in loss of unconsolidated investee	(15)	—	—	(15)

Net other expenses	(3,133)	(1,296)	13,298	8,148

Net loss before provision for income taxes	(8,013)	(12,366)	(5,571)	(34,728)
Provision for income taxes	—	—	—	—

Net loss	$(8,013)	$(12,366)	$(5,571)	$(34,728)

Loss per share
Basic (loss) per share	$(0.07)	$(0.10)	$(0.04)
Diluted (loss) per share	$(0.07)	$(0.10)	$(0.04)
Shares used to calculate loss per share
Basic (loss) per share	110,575	120,374	124,181

Diluted (loss) per share	110,575	120,374	124,181

(A) Research and development with related parties (Notes 4 and 13)	$465	$1,221	$2,975	$6,099

(B) Selling General and Admin with Related Parties (Notes 4 and 13)	$1,448	$731	$1,883	$7,281

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050	93	—	(92)		1
Issuance of common stock for cash	7/9/1998	0.10			300	—		30		30
Issuance of preferred stock for cash	(1)	9.85	53	—				520		520
Net loss (unaudited)									(568)	(568)

Balance, December 31, 1998			53	—	93,350	93	—	458	(568)	(17)

Issuance of common stock to founders	(2)	$0.001			4,580	5	—	(5)		—
Issuance of common stock for cash	6/25/1999	0.30			67	—		20		20
Issuance of common stock for cash	6/25/1999	0.30			100	—		30		30
Issuance of common stock for cash	10/5/1999	0.30			340	—		102		102
Issuance of stock options for services								82		82
Net loss									(655)	(655)

Balance, December 31, 1999			53	—	98,437	98	—	687	(1,223)	(438)

Issuance of common stock to founders	(3)	$0.001			2,120	2	—	(2)		—
Issuance of common stock for cash	12/21/2000	0.4117			8,750	9		3,593		3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—		—		—
Issuance of common stock for services	(5)				583	1		(1)		—
Issuance of stock options for services								74		74
Net loss									(2,233)	(2,233)

Balance, December 31, 2000			51	—	110,040	110	—	4,351	(3,456)	1,005

Issuance of common stock for cash	8/10/2001	0.80			150	—	—	120	—	120
Net loss									(1,665)	(1,665)

Balance, December 31, 2001			51	—	110,190	110	—	4,471	(5,121)	(540)

Net loss									(1,328)	(1,328)

Balance, December 31, 2002			51	—	110,190	110	—	4,471	(6,449)	(1,868)

Issuance of stock options for services								47		47
Issuance of warrants for services								120		120
Net loss									(2,329)	(2,329)

Balance, December 31, 2003			51	—	110,190	110	—	4,638	(8,778)	(4,030)

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050	93	—	(92)		1
Issuance of common stock for cash	7/9/1998	0.10			300	—		30		30
Issuance of preferred stock for cash	(1)	9.85	53	—				520		520
Net loss (unaudited)									(568)	(568)

Balance, December 31, 1998			53	—	93,350	93	—	458	(568)	(17)

Issuance of common stock to founders	(2)	$0.001			4,580	5	—	(5)		—
Issuance of common stock for cash	6/25/1999	0.30			67	—		20		20
Issuance of common stock for cash	6/25/1999	0.30			100	—		30		30
Issuance of common stock for cash	10/5/1999	0.30			340	—		102		102
Issuance of stock options for services								82		82
Net loss									(655)	(655)

Balance, December 31, 1999			53	—	98,437	98	—	687	(1,223)	(438)

Issuance of common stock to founders	(3)	$0.001			2,120	2	—	(2)		—
Issuance of common stock for cash	12/21/2000	0.4117			8,750	9		3,593		3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—		—		—
Issuance of common stock for services	(5)				583	1		(1)		—
Issuance of stock options for services								74		74
Net loss									(2,233)	(2,233)

Balance, December 31, 2000			51	—	110,040	110	—	4,351	(3,456)	1,005

Issuance of common stock for cash	8/10/2001	0.80			150	—	—	120	—	120
Net loss									(1,665)	(1,665)

Balance, December 31, 2001			51	—	110,190	110	—	4,471	(5,121)	(540)

Net loss									(1,328)	(1,328)

Balance, December 31, 2002			51	—	110,190	110	—	4,471	(6,449)	(1,868)

Issuance of stock options for services								47		47
Issuance of warrants for services								120		120
Net loss									(2,329)	(2,329)

Balance, December 31, 2003			51	—	110,190	110	—	4,638	(8,778)	(4,030)

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit)
Issuance of common stock for conversion of convertible notes	(6)				1,650	2		4,529		4,531
Conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)

Balance, December 31, 2004			23	—	112,650	113	2	11,293	(16,791)	(5,383)

Issuance of common stock for cash	(8)				1,725	2		14,709		14,711
Conversion of convertible notes	(6)				4,228	4		10,327		10,331
Conversion of convertible preferred stock	(7)		(23)	—	4,325	4	(2)	(2)		—
Exercise of options	(10)				123	—		83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)				848	1		(1)
Net loss									(12,366)	(12,366)

Balance, December 31, 2005			—	$—	123,899	$124	$—	$38,221	$(29,157)	$9,188

Warrants exercised	(12)		—	—	89	—		—		—
Options and warrants derivative	(14)		—	—				(12,278)	—	(12,278)
Reclassification of option derivative for options exercise	(16)							1,318		1,318
Reclassification of conversion and interest conversion derivative on note conversion	(17)							1,332		1,332
Reclassification of Interest conversion derivative on actual interest paid	(18)							482		482
Exercise of options	(10)				465	—		230		230
Issuance of stock for services	(13)				0	0		—		—
Conversion of convertible notes	(15)				1,005	1	—	1,929		1,930
Stock based compensation	(11)		—	—				479		479
Net loss (unaudited)									(5,571)	(5,571)

Balance, December 31, 2006 (restated)			—	$—	125,458	$125	$—	$31,713	$(34,728)	$(2,890)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives.
(14)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19.
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the years ended December 31, 2004, 2005 and 2006 in addition to the period from March 11, 1998 (inception) to December 31, 2006, $0, $0, $1,752,783 and $1,752,783 and $1,752,783 of senior secured convertible notes payable were converted into 0,0,1,004,953 and 1,004,953 shares of uncommitted common stock and also $0, $0, $144,731 and $144,731 of senior secured convertible notes payable were converted into 0, 0, 74,518 and 74,518 shares of committed common stock, respectively. During the year ended December 31, 2006, $33,028 of interest on senior secured convertible notes were paid with common stock.
(16)	Reclassification of option derivative from liability to equity for options exercised
(17)	Reclassification of interest conversion derivative from liability to equity on interest paid in cash
(18)	Reclassification of Adjustment to embed derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005, and 2006

and FOR THE PERIOD FROM March 11, 1998 (INCEPTION) to DECEMBER 31, 2006

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006 Restated
	2004	2005	2006 Restated
Cash flows from operating activities:
Net loss	$(8,013)	$(12,366)	$(5,571)		$(43,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2	12	150		170
Amortization of benefit conversion feature	1,340	710	—		2,050
Amortization of deferred debt financing costs	1,030	713	403		2,538
Stock based compensation	79	1,812	479		2,573
Warrants issued for services rendered	—	—	1,202		1,322
Amortization of warrants derivatives	—	—	618		618
Amortization of conversion feature	—	—	1,617		1,617
Amortization of interest on conversion feature	—	—	1,284		1,284
Adjustment to fair value of derivatives	—	—	(8,174)		(8,174)
Adjustment to fair value of derivatives—warrant and option derivatives	—	—	(10,390)		(10,390)
Equity in loss of unconsolidated investee	15	—	—		15
(Increase) decrease in:
Due from an affiliate	—	(2)	(36)		(38)
Prepaid expenses	(8)	23	(729)		(1,178)
Other assets	(6)	(21)	(53)		(95)
(Increase) decrease in:
Due to an affiliate	—	—	111		111
Accounts payable	545	(539)	687		861
Accrued payroll and payroll taxes	14	107	98		223
Accrued interest	882	(1,187)	556		557
Accrued rent	—	—	158		158

Net cash used in operating activities	(4,127)	(10,731)	(17,645)		(40,561)

Cash flows from investing activities
Purchase of investment - restricted cash	(85)	(52)	(35)		(172)
Proceeds from sale of restricted cash
Purchase of property and equipment	(32)	(181)	(837)		(1,056)

Net cash (used in) investing activities	(117)	(233)	(872)		(1,228)

Cash flows from financing activities
Proceeds from sale of common stock	—	15,548	—		19,452
Proceeds from exercise of options and warrants	—	82	230		312
Proceeds from sale of preferred stock	—	—	—		521
Proceeds from issuance of notes payable	5,831	—	—		14,092
Deferred debt financing cost	(980)	—	(1,884)		(4,019)
Proceeds from notes payable issued under	800	—	20,000		20,800
Cash paid for deferred offering costs	(866)	—	—		(866)
Due to net increase/(decrease) in affiliates	313	(522)	—		—

Net cash provided by financing activities	7,140	15,108	18,346		50,292

Increase (decrease) in cash and cash equivalents	2,896	4,144	(171)		8,503
Cash and cash equivalents beginning of year	1,634	4,530	8,674		—

Cash and cash equivalents end of year	$4,530	$8,674	$8,503	$

Supplemental disclosures of cash flow information
Interest paid	—	1,357	$1,306		$2,668

Income taxes paid

(a)	Including amount with related parties of $1,912,568, $1,951,812, $4,857,780 and $13,379,840, respectively.
(b)	Including amount with related parties of $0, $0, $0 and $0, respectively.
(c)	Including amount with related parties of $(666,356), $(522,719), $(1,850,439), and $(3,986,152), respectively.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. BASIS OF PRESENTATION

Management’s Plan

The Company has incurred net losses of $14.1 million, $12.4 million and $8.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. Further, the Company had a stockholders’ deficit $1.1 million, cash and cash equivalents of $8,503,000, and restricted cash of $172,000 at December 30, 2006. The company requires additional capital in order to continue its operations at the planned level.

Historically, the Company has successfully obtained external financing through public offerings, private placements of equity, and private placements of convertible debt. The Company plans to raise additional capital through a public offering of common stock, coincident with its planned AIM (Alternative Investment Market of the London Stock Exchange) listing.

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

2. RESTATEMENT

The Company has restated its financial statements as of year ended December 31, 2006 and the related notes to the financial statements.

This Amendment is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, as more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested non-employee options and warrants as derivative instruments requires the Company’s financial statements for the year ended December 31, 2006 to be restated.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to reclassify the “fair value” of these previously issued vested non-employee options and warrants from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The purpose of this amendment is to restate at fair value, previously issued and vested options and warrants as derivative liabilities as of the date of issuance of the convertible notes and to adjust fair values as of December 31, 2006 through the statement of operations for warrant derivatives previously classified in equity, pursuant to EITF 00-19.

The following table shows the impact of these restatements on the financial statements at December 31, 2006:

	Previously Reported December 31, 2006	Adjustments	Restated December 31, 2006
	(Dollars in thousands except share and per share data)
BALANCE SHEET
Warrant derivative	$—	$366	$366
Options derivative	—	1,406	1,406
Total Liabilities	13,545	1,772	15,317
Additional paid-in-capital	42,061	(10,348)	31,713
Deficit accumulated during the development stage	(43,304)	8,576	(34,728)
Total stockholders’ equity (deficit)	(1,118)	(1,772)	(2,890)
STATEMENT OF CASHFLOWS
Adjustment to fair value of derivatives	(9,988)	1,814	(8,174)
Adjustment to fair value of derivatives—warrant and option derivatives	—	(10,390)	(10,390)
For the year ended December 31, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	9,988	(18,162)	8,174
Adjustment to fair value of derivatives—warrant and option derivatives	—	10,390	10,390
Net loss (income)	14,147	19,718	5,571
Loss per share
Basic loss per share	(0.11)	0.07	(0.04)
Diluted loss per share	(0.11)	0.07	(0.04)
Shares used to calculate loss per share
Basic (loss) per share	124,181	—	124,181
Diluted (loss) per share	124,181	—	124,181

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

3. DESCRIPTION OF BUSINESS

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

Phage will manufacture the drug for Cardio in the United States clinical trials to date and may manufacture them for subsequent commercial production. Phage has three drugs that have been approved by the FDA to be administered to humans in clinical trials indicating Phage is capable of manufacturing drug products to acceptable standards.

Furthermore, Cardio paid Phage for technical development services and for manufacture of its drug candidates for clinical trials, which Phage provided to Cardio at cost. For the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, payments to Phage relating to such services were $181,936, $578,052, $2,372,817, and $3,935,821, respectively.

Administrative Support

Phage provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 (unaudited) were $181,348, $263,922, $144,963 and $1,160,421, respectively.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2006 the Company has accumulated a deficit of $34,728,247. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

DECEMBER 31, 2006

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

Deferred Debt Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred debt financing costs. These costs primarily include commissions paid to the placement agent and amortized over the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

term of the related debt using the straight-line method, and as redemptions occur the Company charges off a proportional amount of the original deferred financing costs to interest expense. This combined method of amortizing debt discount is an acceptable alternative to the effective interest method because the convertible notes are due at maturity (March 2009) and the Company is not obligated to make, nor does it anticipate making interim principal payments. At December 31, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 the deferred financing costs were $0, $1,883,429, and $4,019,142, respectively. The deferred financing costs in 2006 includes $500,641 associated with pending stock exchange admission costs. During the year ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, the Company amortized $0, $712,664, $402,631, and $2,538,346, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004, 2005, and 2006 since their effect would have been anti-dilutive:

	December 31, 2004	December 31, 2005	December 31, 2006
Convertible preferred stock	2,325,000	—	—
Stock options	2,755,000	3,160,500	2,455,000
Warrants	1,233,330	375,000	110,000
Convertible notes payable	4,143,000	—	467,000

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

DECEMBER 31, 2006

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

DECEMBER 31, 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following at December 31, 2005 and 2006:

	December 31,
	2005	2006
	(Dollars in thousands)
Cash in bank	$8,674	$8,503
Restricted cash	137	172

Total	$8,811	$8,675

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets consisted of the following at December 31, 2005 and 2006 (unaudited):

	December 31,
	2005	2006
	(Dollars in thousands)
Prepaid clinical trial costs (a)	$204	$142
Prepaid insurance (b)	72	83
Prepaid legal fees (c)	61	312
Prepaid trade shows (d)	84	51
Prepaid other (e)	28	282

Total	$449	$1,266

Prepaid expenses at December 31, 2006 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRasi and Catheter and Disposables Technologies, Inc. These amounts are to be applied against the final invoices and will be recognized in the “Statement of Operations” as research and development upon the completion of these trials.
(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense (includes $350,000 insurance paid on February 15, 2006).
(c)	Includes prepaid legal fees associated with investor relations programs, SEC Counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts that are required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in the “Statement of Operations” as legal expense.
(d)	Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

(e)	Includes $50,848 of prepaid amounts associated with consultants who are paid in the beginning of each month and $47,704 of rent. These items will be recognized in the “Statement of Operations” as general and administrative expense as they occur.

Prepaid expenses at December 31, 2005 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors including: Touchstone Research, bioRasi, Catheter and Disposables Technology, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.
(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.
(c)	Includes prepaid insurance associated with professional fees paid to Lord, Bissell & Brook and Baker & McKenzie.
(d)	Includes prepaid associated with trade shows in San Francisco, London, Florida, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.
(e)	This is prepaid software which we will capitalize as “Property and Equipment” upon installation.

8. PROPERTY

Property and equipment consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)
Furniture, fixtures, and equipment	$166	$679
Scientific equipment	47	86
Leasehold Improvements	—	286
Less accumulated depreciation	(14)	(164)

Property and equipment net of accumulated depreciation	$199	$887

Depreciation expense for the years ended December 31, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 (unaudited) were $2,299, $11,911, $149,752, and $169,988, respectively.

9. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2005, and 2006 (unaudited) consisted of the following:

	December 31,
	2005	2006
Due to Phage	$—	$(111)
Due from Phage	2	38

Total	$2	$(73)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. The term of the warrants is three years and the exercised price is $8.50 per share.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

	Fair Value at March 20, 2006	Change In Fair Value	Adjustments To PIC	Fair Value at Dec. 31, 2006
Embedded derivatives	$8,196	$(5,963)	$(1,814)	$419
Warrant derivatives	2,383	(2,211)	—	172

Change in fair value		$(8,174)

During the year ended December 31, 2006, conversion by note holders of convertible notes and interest in to common stock and payment of interest in cash each resulted in reclassifying the fair value of the respective derivative feature on the transaction date from liability to equity in an amount aggregating $1,813,832.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at December 31, 2006. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $172,570 based upon fair values computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the warrant derivative liability of $2,210,764 was recorded through results of operations as a charge to Adjustment to Fair Value of Derivatives.

	Fair Value March 20, 2006	Fair Value December 31, 2006
	(unaudited)	(unaudited)
Warrant Derivative Liability
Warrant Derivative	$2,383,334	$172,570

The agreement included other embedded derivatives that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following table summarizes the fair values of embedded derivatives at the transaction date of March 20, 2006 and December 31, 2006, followed by a description of the valuation methodology utilized to determine fair values:

	Fair value March 20, 2006	Fair value December 31, 2006
	(unaudited)	(unaudited)
Embedded Derivative Liability
Conversion Feature	$4,568,164	$320,537
Interest Conversion Feature	3,627,400	97,928

Embedded Derivatives	$8,195,564	$418,465

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $320,537 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $4,247,627 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $97,928 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the interest conversion feature liability of approximately $3,529,472 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

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

On October 2, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion derivative. Using a Black-Scholes Model with the following criteria of the stock price on the date of the payment of $2.75 as follows (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, (4) expected remaining life of 2.5 years, a decrease in the fair value of the interest conversion derivative liability of $366,034 was recorded to additional paid in capital.

During the year ended December 31, 2006, convertible noteholders converted $1,601,758 of principal and $25,502 of interest into 17,040 shares of common stock, respectively. These conversions resulted in a reduction of the option and warrant derivative 951,931 and outstanding. Reclassifications to additional paid in capital were made for the reduction in the fair value of the derivative features for each conversion. Using a Black-Scholes Model with the following criteria: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, (4) expected remaining life of 2.25 years, a decrease in the fair value of the conversion feature derivative liability of $1,305,744 and 25,848 for the interest conversion feature was recorded to additional paid in capital resulting in a total increase to paid in capital of $1,331,592 for the year ended December 31, 2006.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts determined as March 20, 2006 (the date of closing) will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of December 31, 2006:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
Balance March 20, 2006 (closing date)	$1,553	$2,383	$8,196
Adjustment on the estimated legal expenses on the convertible notes	$(23)			$(23)
Percent change for Conversion to Common stock for December 31, 2006	$(147)		$(778)	$(925)
Amortization for the period March 20, 2006 (date of closing) through December 31, 2006 charged to interest expense	$(403)	(618)	(2,125)	$(3,146)

Remaining deferred costs and discounted to be amortized	$980	$1,765	$5,293	$(4,094)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants.

The guaranty remains in effect until the later of March 20, 2007 or the first date on which the Company receives revenue from sale of drugs in which FGF-1 is the active ingredient after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005, the Company’s Initial Public Offering (IPO) was closed and the Company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by us of $655,500, resulting in net proceeds of $13,622,500.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Stock Option Transactions

The Company has the ability to issue stock options to both employees and non-employees under no formal stock option plans. It is management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through December 31, 2006, the Company had granted options to both employees and non-employee consultants. The Company accounts for stock option transactions in accordance with SFAS 123R as discussed in Note 5.

Stock option granted for 2006:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	$10.00	$5,424	5	76
April 2006 (b)	3,000	$10.00	$13,270	5	79
July 2006 (b)	1,000	$10.00	$3,140	10	77
August 2006 (b)	2,800	$10.00	$5,992	10	77
September 2006 (b)	1,000	$10.00	$2,140	10	77
October 2006 (b)	100,000	$10.00	$185,000	10	77
November 2006 (b)	6,000	$10.00	$7,920	10	77
December 2006 (b)	50,000	$10.00	$43,000	10	77

All options were granted from the 2004 Stock Plan (defined below). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.
(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

In the fourth quarter of 2006, the Company granted 150,000 options with an exercise price of $10.00 to non-employees. The Company estimated the fair value on the dates options were granted to be approximately $228,000 using the Black-Scholes Model. All options were issued for future services and will be expensed over the vesting period. The fair value of the vested portion of these options of $69,429 has been reclassified as part of the option derivative. The Black-Scholes Model assumptions were as follows: (1) dividend yield of 0%; (2) expected volatility of 77%; (3) risk-free interest rate of 4.58% to 4.67%; (4) expected life of 10 years.

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

On March 1, 2004, the Company granted 25,000 options to non-employees. The Company estimated the fair value of the options granted to be $21,385 using the Black-Scholes Model. All options were issued for past

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of .50 years, risk-free rate of interest of 1.02 percent, volatility of 76 percent and an expected dividend yield of zero.

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

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2004, 2005, and 2006 is as follow:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,000,000	$0.30	1,690,000	$0.50	2,690,000	0.30 - $0.50
Granted	40,000	$8.00 - $10.00	25,000	$4.00	65,000	4.00 - $10.00
Exercised	—	$—	—	$—	—	—
Forfeitures	—	$—	—	$—	—	—
Outstanding at December 31, 2005	1,040,000	$0.30 - $10.00	1,715,000	$0.30 - $ 4.00	2,755,000	$0.30 - $10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30 - $ 2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00
Outstanding at December 31, 2006	1,170,500	$0.30 - $10.00	1,990,500	$0.30 - $10.00	3,161,000	$0.30 - $10.00
Granted	15,050	$10.00	200,000	$10.00	215,050	$10.00
Exercised	—	$—	465,000	$0.30 - $0.50	465,000	$0.30 - $0.50
Forfeitures	—	—	—	—	—	—
Outstanding at December 31, 2006	1,185,550	$0.30 - $10.00	1,725,500	$0.30 - $10.00	2,911,050	$0.30 - $10.00

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2004, 2005, and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2004
Employees—Outstanding	1,040,000	$0.56	7.85	$582,400
Employees—Expected to Vest	—	$—	—	$—
Employees—Exercisable	1,040,000	$0.56	7.85	$582,400
Non-Employees—Outstanding	1,715,000	$0.56	7.85	$946,400
Non-Employees—Expected to Vest	—	$—	—	$—
Non Employees—Exercisable	1,715,000	$0.56	7.85	$946,400

As of December 31, 2005
Employees—Outstanding	1,170,500	$1.70	4.56	$1,989,850
Employees—Expected to Vest	105,114	$1.70	4.56	$178,694
Employees—Exercisable	1,065,386	$1.70	4.02	$1,811,156
Non-Employees—Outstanding	1,990,500	$2.50	5.26	$4,976,250
Non-Employees—Expected to Vest	—	$—	—	$—
Non Employees—Exercisable	1,990,500	$2.50	5.26	$4,976,250

As of December 31, 2006
Employees—Outstanding	1,185,550	$1.80	3.86	$2,133,990
Employees—Expected to Vest	229,758	$1.80	3.86	$413,564
Employees—Exercisable	955,792	$1.80	3.86	$1,720,426
Non-Employees—Outstanding	1,725,500	$3.61	6.21	$1,221,300
Non-Employees—Expected to Vest	112,500	$10.00	9.75	—
Non Employees—Exercisable	1,613,000	$3.61	6.21	$1,221,300

Options Derivative—RESTATED

Of the 1,725,000 non-employee options issued in prior periods, 1,273,000 were issued to non-employees prior to March 20, 2006 for services and have been reclassified as the Option Derivatives. However, 450,000 of non-employee options were issued to directors under the 2004 Stock Plan. In accordance with FAS 123(R), the options issued to directors, for services provided to the Company in each individual capacity as a director, are accounted for as options issued to employees and hence, were not reclassified as the Option Derivatives. See Note 2—Restatements and Note 12—Reclassification of Equity Transactions.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

In April 2006, the Company granted 250,000 warrants with an exercise price of $10.00 to a non-employee Officer/Director. The Company estimated the fair value on the date the warrants were granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the vested portion of these warrants of $1,201,857 has been reclassified as part of the warrant derivative. The Black-Scholes Model assumptions were as follows: (1) expected dividend yield of 0%; (2) expected volatility of 79%; (3) risk-free interest rate of 5.125%; (4) expected life of 10 years.

Warrant activity for the year ended December 31, 2004, 2005, and 2006 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	0.01
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$3.78
Granted
Sold	705,882	8.50
Exercised	(100,000)	0.69
Forfeited	—	—

Outstanding at December 31, 2006	1,230,882	$7.06

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$0.69

Warrants exercisable at December 31, 2006	1,168,382	$7.08

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

Warrant Derivative—RESTATEMENT

Of the 1,230,882 warrants outstanding on June 30, 2006, 250,000 warrants were issued in April 2006 and the vested portion of 187,500 were classified as the warrant derivative. Prior to March 20, 2006, 275,000 warrants issued were reclassified as the warrant derivative; and 705,882 warrants issued with the convertible note were classified as the warrant derivative as part of the convertible note. See Note 2—Restatement, Note 10—Convertible Notes Payable and Note 12—Reclassification of Equity Transactions.

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

12. RECLASSIFICATION OF EQUITY TRANSACTIONS (RESTATED)

As discussed in Note 11—Stockholders’ Equity of the notes to the financial statements, this restatement is to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of the Company’s convertible note financing and the impact of such accounting principles on previously issued and vested non-employee stock option and warrant transactions in prior periods. The previously recorded transactions were properly treated as equity transactions at the time of their respective issuances. Upon the sale of the Company’s convertible notes on March 20, 2006, as more fully set forth below, accounting practices require the previously issued and vested non-employee options and warrants to be reclassified as derivative liabilities. The reclassification of previously issued and vested options and warrants as derivative instruments requires the Company’s financial statements for the year ended December 31, 2006 to be restated.

The convertible note agreements entered into on March 20, 2006 and filed with the SEC on Form 8-K on March 22, 2006 contain variable share settlement provisions. These provisions require the Company to adjust the “fair value” of these previously issued and vested options and warrants from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued and vested options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

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

During the three months ended June 30, 2006, non-employee option holders exercised 55,000 options resulting in a reduction of the option derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Model with the following criteria (1) dividend yield of 0%, (2) expected volatility of 71.80% to 76.48%, (3) risk-free interest rate of 4.97%, (4) expected remaining life of 3.18 to 4.17 years, a decrease in the fair value of the option derivative liability of $384,000 was recorded to additional paid in capital.

During the three months ended September 30, 2006, non-employee option holders exercised 210,000 options resulting in a reduction of the option derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Model with the following criteria (1) dividend yield of 0%, (2) expected volatility of 73.07% to 78.30%, (3) risk-free interest rate of 4.74% to 4.98%, (4) expected remaining life of 2.88 to 3.83 years, a decrease in the fair value of the option derivative liability of $690,000 was recorded to additional paid in capital.

During the three months ended December 31, 2006, a non-employee option holder exercised 244,000 options resulting in a reduction of the option derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Model with the following criteria, (1) dividend yield of 0%, (2) expected volatility of 72.53%, (3) risk-free interest rate of 4.60%, (4) expected remaining life of 3.50 years, a decrease in the fair value of the option derivative liability of $244,000 was recorded to additional paid in capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

At December 31, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was again computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.44% to 84.04%, (3) the range of the risk-free interest rate of 4.62% to 4.83% and (4) the range of the expected life and exercise prices consistent with each individual instrument resulting in an increase to the individual derivates and additional expense for “Adjustment to Fair Value of Derivatives” of $8,128,940 for the Option Derivative and $2,261,536 for the warrant derivative for a total of $10,390,476 for the year ended December 31, 2006.

13. RELATED PARTY TRANSACTIONS

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

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
2006	$
2007		459
2008		523
2009		541
2010		559
thereafter		322

Total		$2,679

Total minimum lease payments do not include rental income from a sub-lease of part of its office space to related parties.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

For the years ended December 31, 2004, 2005, and 2006, the Company earned $0, $0, $16,734 of Guaranty Fees from Phage.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of FGF1141.

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

In addition, in August 2004, the Company guaranteed Phage’s obligation under a non-cancelable operating lease.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

List of consulting agreement:

Item Number	Contract	Agreement Name	Start	End Date

1	E&G Consulting	Regulatory Affairs	1-Jun-05	6-Dec-06

2	Judith Pelton	Corporate Secretary	20-Mar-98	1-Jan-06

3	Mickael Flaa	Chief Financial Officer	1-Jun-03	ongoing

4	Amy Montano	Investor Relations	20-Mar-98	ongoing

5	Investor Awareness	Public Relations	1-Nov-04	1-Jun-06

6	Schwartz Communications	Public Relation	1-Jul-06	ongoing

7	Michael Norris	VP Corporate Development	1-Sep-06	ongoing

8	Allison Lipson	Director of Corporate Development	1-Dec-06	ongoing

9	Dr. Vance Gardner	Medical Expert	1-Oct-06	ongoing

10	Michael Rosenbaltt	Medical Expert	1-Sep-06	ongoing

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Service Agreements

The Company has entered the several service agreements set forth on the following table:

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

1)

The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement the Company is obligated to either (i) pay to Phage ten percent of our net sales or drugs manufactured for the Company by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for the Company.

2)	CPI will act as distributor for the products of both Phage and the Company is in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay the Company an amount equal to 50% of CPI’s gross revenue from sales of the Company product less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist the Company with the FDA approval process for the Company drug.
5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist the Company to design, develop, and fabricate two different prototype catheter products that will allow the administration of drug by catheter procedures.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

These service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item Number	Contract	Agreement Name	Start	End Date

7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06

8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06

9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial

10	Phage Biotechnology	Lease Guarantee- San Diego	15-Mar-06	15-Aug-13

11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09

12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue

13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue

14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company

15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease

16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study

17	Zimmerman Adams International	Investing banking	6-Jun-06	ongoing

7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness programs.
9)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

12)	Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.
13)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
14)	This agreement is for the purpose of preparing and distributing information about the Company.
15)	Kendle (formerly Charles River Laboratory) will support the Company in Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)

The Bruckner Group Incorporated will assist the Company in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.

17)	The purpose of this consulting agreement is to audit the Company’s interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006
	2004	2005	2006
Service Fees Paid for Main Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$973	$1,170	$1,565	$4,548
bioRASI	—	180	746	926
BS Biology	—	—	22	392
DaVinci Biomedical Research Products, Inc.	221	—	—	432
Catheter and Disposables Technologies	—	50	32	81
JDM Consulting	—	1,133	1,460	2,593
Capital Financial Media	—	—	870	870
Kendle	—	—	934	934
Bruckner Group	—	—	237	237
Zimmerman Adams International	—	—	101	101
Baker Tilly	—	—	168	168

Total	$1,194	$2,533	$6,135	$11,282

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that the sales occurred outside the United States and were thus not subject to the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Fiscal 2006 Restated
Operating loss	$(4,128)	$(4,724)	$(4,706)	$(5,311)
Net (loss) earnings	$(5,766)	$5,312	$1,724	$(5,660)
Basic (loss) earnings per share	$(0.06)	$0.04	$0.01	$(0.04)
Diluted (loss) earnings per share	$(0.06)	$0.04	$0.01	$(0.04)

Fiscal 2005
Operating loss	$(1,760)	$(2,649)	$(4,435)	$(2,226)
Net loss	$(3,265)	$(2,573)	$(4,386)	$(2,141)
Basic loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Fiscal 2004
Operating loss	$(756)	$(820)	$(1,720)	$(1,584)
Net loss	$(1,041)	$(1,087)	$(2,342)	$(3,543)
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on September 23, 2004 (“2004 S-1”)

4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2004 S-1)

4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2004 S-1)

4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2004 S-1)

10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (“2004 S-1/A second update “)

10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)

10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2004 S-1)

10.4	Agreement on Technology & Business Right Transfer between Cardio Vascular Genetic Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000* (incorporated by reference to Exhibit 10.4 of the 2004 S-1 first amendment)

10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2004 S-1)

10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2004 S-1)

10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2004 S-1)

10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2004 S-1)

10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (acquired by Touchstone Research, Inc. nka Hesperion, Inc.) and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.9 to the 2004 S-1)

10.10	Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 31, 2006 (“2005 10-K”)

10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2004 S-1)

10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.12 to the 2004 S-1)

Exhibit	Description
10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.13 to the 2004 S-1)

10.14	Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2004 S-1)

10.14 (a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) of the 2004 S-1 second amendment)

10.14 (b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the 2004 S-1 second amendment)

10.15	Lease Agreement, dated November 1, 2005, between Howard Hughes Properties, Limited Partnership and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the 2005 10-K)

10.16	Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (incorporated by reference to Exhibit 10.16 of the 2004 S-1 third amendment)

10.17	Sublease Agreement, dated November 2005, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for fiscal year ended December 31, 2005)

10.18	Securities Purchase Agreement, dated March 20, 2006 (incorporated by reference to Exhibit 10.1 of the March 2006 8-K”)

10.19	Registration Rights Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.2 to the March 2006 8-K)

10.20	Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.3 to the March 2006 8-K)

10.21	Patent Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.4 to the March 2006 8-K)

10.22	Guaranty of Daniel C. Montano dated March 20, 2006 (incorporated by reference to Exhibit 10.5 to the March 2006 8-K)

10.23	Pledge Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.6 to the March 2006 8-K)

10.24	Form of Note attached as Exhibit A to Exhibit 10.18 (incorporated by reference to Exhibit 10.7 to the March 2006 8-K)

10.25	Standard Industrial Net Lease, dated March 15, 2006, between Canta Rana Ranch, L.P. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 21, 2006 (“March 21, 2006 8-K”)

10.26	Indemnity and Reimbursement Agreement for the Standard Industrial Net Lease of March 15, 2006, dated March 15, 2006, between CardioVascular BioTherapeutics, Inc., as guarantor, and Phage Biotechnology Corporation (incorporated by reference to the March 21, 2006 8-K)

10.27	Controlling Stockholders Agreement, dated as of August 30, 2004, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9 to the 2004 S-1)

Exhibit	Description
10.28	Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (“May 2006 8-K”)

10.29	Amended and Restated Joint Patent Ownership and License Agreement, dated August 16, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 9.1 of the May 2006 8-K)

10.30	Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)

10.31	First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (“September 2006 8-K”)

10.32	Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)

10.33	First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)

14	Code of Ethics (incorporated by reference to Exhibit 99.3 to the 2004 S-1)

23	Consent of Singer, Lewak, Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page of this registration statement)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)

99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)

99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1

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

May 21, 2007

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

Name	Title	Date
/S/ DANIEL C. MONTANO Daniel C. Montano	Co-President, Chief Executive Officer and Chairman of Board of Directors	May 21, 2007

/s/ JOHN W. JACOBS John W. Jacobs, Ph.D.	Vice President, Chief Operating Officer, Chief Scientific Officer and Director	May 21, 2007

/S/ MICKAEL A. FLAA Mickael A. Flaa	Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	May 21, 2007

/s/ THOMAS STEGMANN Thomas Stegmann, M.D.	Co-President, Chief Medical Officer, and Director	May 21, 2007

/s/ WOLFGANG PRIEMER Wolfgang Priemer, Ph.D.	Director	May 21, 2007

/S/ GARY B. ABROMOVITZ Gary B. Abromovitz	Director	May 21, 2007

/S/ THOMAS L. INGRAM Thomas L. Ingram	Director	May 21, 2007

/S/ ROBERT LEVIN Robert Levin	Director	May 21, 2007

/S/ GRANT GORDON Grant Gordon	Vice Chairman and Director	May 21, 2007

/S/ JOONG KI BAIK Joong Ki Baik	Director	May 21, 2007

II-4