Form 10-Q
period 2007-03-31
CardioVascular BioTherapeutics, Inc.
filed 2007-05-21
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, there were 130,887,647 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

		Page
Part I - Financial Information		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2006 and March 31, 2007 (Unaudited)	3
	Statements of Operations (Unaudited) for the Three Month Periods Ended March 31, 2006 and 2007 and for the period from March 11, 1998 (inception) to March 31, 2007	4
	Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to March 31, 2007	5
	Statements of Cash Flows (Unaudited) for the Three Month Periods Ended March 31, 2006 and 2007 and for the period from March 11, 1998 (inception) to March 31, 2007	7
	Notes to Unaudited Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

Part II - Other Information

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Submission of Matters to a Vote of Security Holders	70
Item 5.	Other Information	71
Item 6.	Exhibits	71
SIGNATURES		74
EX-31.1
EX-31.2
EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2006 AND MARCH 31, 2007 (UNAUDITED)

	December 31, 2006	March 31, 2007
		(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,503	$2,965
Restricted cash	172	174
Due from an affiliate	38	18
Other current assets	88	143
Prepaid expenses (including related party amounts of $396,000 and $396,000, as of December 31, 2006 and March 31, 2007, respectively)	1,266	1,326

Total Current Assets	9,979	4,483
Property and equipment, net of accumulated depreciation ($163,962 and $233,207, as of December 31, 2006 and March 31, 2007, respectively)	887	874
Deferred financing costs, net of amortization ($402,631 and $527,908, as of December 31, 2006 and March 31, 2007, respectively)	1,481	1,700
Other assets	80	81

Total Assets	$12,427	$7,138

LIABILITIES
Current Liabilities:
Accrued interest payable	$557	$440
Due to affiliates	111	40
Accounts payable	861	1,118
Accrued payroll and payroll taxes	223	168
Deferred rent	158	163

Total current liabilities	1,910	1,929
Derivative Liabilities
Convertible notes payable and embedded derivatives	11,635	10,049
Warrants derivatives	366	1,367
Option derivatives	1,406	580

Total liabilities	15,317	13,925
Commitments and contingencies
STOCKHOLDERS’ EQUITY (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 125,458 and 129,457 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively (shares in thousands)	125	129
Committed common stock	—	—
Additional paid in capital	31,713	37,649
Deficit accumulated during the development stage	(34,728)	(44,565)

Total stockholders’ equity (deficit)	(2,890)	(6,786)

Total Liabilities and Stockholder’s Equity (deficit)	$12,427	$7,138

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2006 AND 2007 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007

	Three Month Periods Ended March 31,		For the Period from March 11, 1998 (inception) to March 31, 2007
	2006	2007
	(Dollars in thousands, except data per share)
Operating expenses:
Research and development (A)	$1,470	$1,614	$18,227
Selling, general and administrative (B)	2,658	3,530	29,793

Total operating expenses	4,128	5,144	48,020

Operating loss	$(4,128)	$(5,144)	$(48,020)
Other income (expenses)
Interest income	92	100	1,156
Interest expense	(204)	(3,220)	(14,671)
Other income (expenses)	—	—	(5)
Adjustments to fair value of derivatives	(1,526)	(2,125)	6,048
Adjustments to fair value of derivatives – option and warrant derivatives	(1,181)	552	10,942
Equity in loss of unconsolidated investee	—	—	(15)

Net other income (expenses)	(2,819)	(4,963)	(3,192)

Net (loss) Income before Provision for Income Taxes	(6,947)	(9,837)	(44,565)
Provision for income taxes	—	—	—
Net (loss) Income	$(6,947)	$(9,837)	$(44,565)

(Loss) earnings per share
Basic (loss) earnings per share	$(0.05)	$(0.08)
Diluted (loss) earnings per share	$(0.05)	$(0.08)
Shares used to calculate (loss) earnings per share
(Dollars in thousands)
Basic (loss) earnings per share	120,380	127,162

Diluted (loss) earnings per share	120,380	127,162

(A) Research and development with related parties (Note 3 and Note 11)	$466	$683	$6,782
(B) Selling general and administrative expenses with related parties (Note 3 and Note 11)	$1,397	$170	$7,451

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007

	Date/Note	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(Dollars In thousands except price per equity unit data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050	93	—	(92)		1
Issuance of common stock for cash	7/9/1998	0.10			300	—		30		30
Issuance of preferred stock for cash	(1)	9.85	53	—				520		520
Net loss (unaudited)									(568)	(568)

Balance, December 31, 1998			53	$—	93,350	$93	$—	$458	$(568)	$(17)

Issuance of common stock to founders	(2)	$0.001			4,580	5	—	(5)		—
Issuance of common stock for cash	6/25/1999	0.30			67	—		20		20
Issuance of common stock for cash	6/25/1999	0.30			100	—		30		30
Issuance of common stock for cash	10/5/1999	0.30			340	—		102		102
Issuance of stock options for services								82		82
Net loss									(655)	(655)

Balance, December 31, 1999			53	$—	98,437	$98	$—	$687	$(1,223)	$(438)

Issuance of common stock to founders	(3)	$0.001			2,120	2	—	(2)		—
Issuance of common stock for cash	12/21/2000	0.4117			8,750	9		3,593		3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—		—		—
Issuance of common stock for services	(5)				583	1		(1)		—
Issuance of stock options for services								74		74
Net loss									(2,233)	(2,233)

Balance, December 31, 2000			51	$—	110,040	$110	$—	$4,351	$(3,456)	$1,005

Issuance of common stock for cash	8/10/2001	0.80			150	—	—	120	—	120
Net loss									(1,665)	(1,665)

Balance, December 31, 2001			51	$—	110,190	$110	—	$4,471	$(5,121)	$(540)

Net loss									(1,328)	(1,328)

Balance, December 31, 2002			51	$—	110,190	$110	—	$4,471	$(6,449)	$(1,868)

Issuance of stock options for services								47		47
Issuance of warrants for services								120		120
Net loss									(2,329)	(2,329)

Balance, December 31, 2003			51	$—	110,190	$110	—	$4,638	$(8,778)	$(4,030)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007

	Note	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
		(Dollars In thousands except price per equity unit)
Issuance of common stock for conversion of convertible notes	(6)				1,650	2		4,529		4,531
Conversion of convertible preferred stock	(7)		(28)		810	1	2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)

Balance, December 31, 2004			$23		$112,650	$113	$2	$11,293	(16,791)	$(5,383)

Issuance of common stock for cash	(8)				1,725	2		14,709		14,711
Conversion of convertible notes	(6)				4,228	4		10,327		10,331
Conversion of convertible preferred stock	(7)		(23)		4,325	4	(2)	(2)		—
Exercise of options	(10)				123			83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)				848	1		(1)
Net loss									(12,366)	(12,366)

Balance, December 31, 2005			—		$123,899	$124	—	$38,221	$(29,157)	$9,188

Warrants exercised	(12)				89			—		—
Options and warrants derivative	(14)							(12,278)		(12,278)
Reclassification of option derivative for options exercise	(16)							1,318		1,318
Reclassification of conversion and interest conversion derivative on note conversion	(17)							1,332		1,332
Reclassification of interest conversion derivative on actual interest paid	(18)							482		482
Exercise of options	(10)				465			230		230
Issuance of stock for services	(13)
Conversion of convertible notes	(15)				1,005	1		1,929		1,930
Stock based compensation	(11)							479		479
Net loss (Unaudited)									(5,571)	(5,571)

Balance, December 31, 2006			—		$125,458	$125	—	$31,713	$(34,728)	$(2,890)

Exercise of options	(10)				222			66		66
Issuance of stock for services as independent directors	(19)				48			48		48
Option and warrant derivative	(14)							(327)		(327)
Conversion of convertible notes	(15)				3,731	4		3,562		3,566
Reclassification of conversion and interest conversion derivative on note conversion	(18)							2,268		2,268
Reclassification of interest conversion derivative on actual interest paid	(17)							263		263
Stock based compensation	(11)							56		56
Net loss (unaudited)									(9,837)	(9,837)

Balance, March 31, 2007					129,459	$129	0	$37,649	$(44,565)	$(6,786)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives
(14)	Reclassification from equity to liability of the fair value of employee stock options transferred to a non-employee, by function of law, in the amount of $435,600 and reclassifications from liability to equity of the fair value of options exercised by non-employees of $122,698.
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the quarter ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, $0, $3,493,266, and $5,246,049 of senior secured convertible notes payable were converted into 0, 3,655,993, and 4,660,946 shares of uncommitted common stock. During the quarter ended March 31, 2007, $72,226 of interest on senior secured convertible notes was paid with common stock. Also, for the three month periods ended March 31, 2006, 2007 and for the period from March 11, 1998 (inception) to March 31, 2007, $0, $0, and $144,731 of senior secured convertible notes payable was converted into 0, 0, 74,518 shares of committed common stock, respectively.
(16)	Reclassification from liability to equity for options exercised.
(17)	Reclassification of interest conversion derivative from liability to equity on interest paid in cash.
(18)	Reclassification of adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock
(19)	Issuance of stock for services as independent directors.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006, AND 2007 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

			For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007
			2006	2007
			(Dollars in thousands)
Cash flows from operating activities:
Net loss			$(6,947)	$(9,837)	$(44,565)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			4	69	239
Amortization of beneficial conversion feature			—	—	2,050
Amortization of deferred financing costs			14	125	2,664
Interest paid in common stock			—	72	105
Stock based compensation			276	56	2,630
Stock issued for services rendered			—	48	48
Warrants issued for services rendered			—	401	1,722
Amortization of discount related to warrants derivatives			22	199	817
Amortization of discount related to conversion feature			42	1,179	2,796
Amortization of discount related to interest on conversion feature			34	936	2,220
Adjustments to fair value of derivatives			1,526	2,126	(6,048)
Adjustments to fair value of derivatives – warrant and option derivatives			1,182	(552)	(10,942)
Equity in loss of unconsolidated investee			—	—	15
(Increase) decrease in:
Due from affiliate			(103)	19	(18)
Other current assets			—	(55)	(143)
Prepaid expenses			(307)	(5)	(787)
Prepaid expenses – related party					(396)
Other assets			—	—	(96)
(Increase) decrease in:
Due to affiliate			148	(72)	40
Accounts payable			327	256	1,118
Accrued payroll and payroll taxes			(47)	(55)	168
Accrued interest			91	(116)	440
Accrued rent			64	5	163

Net cash used in operating activities	(a	)	(3,674)	(5,201)	(45,761)

Cash flows from investing activities:
Purchase of restricted cash			(1)	(1)	(174)
Purchase of property and equipment			(405)	(57)	(1,113)

Net cash used in investing activities	(b	)	(406)	(58)	(1,287)

Cash flows from financing activities
Proceeds from sale of common stock – Pre IPO			—	—	3,904
Proceeds from sale of common stock – Post IPO			—	—	15,548
Proceeds from exercise of options and warrants			—	66	378
Proceeds from sale of preferred stock			—	—	520
Proceeds from issuance of notes payables			—	—	14,092
Deferred financing cost			(1,553)	(345)	(4,364)
Proceeds from notes payable issued under Reg D			20,000	—	20,800
Cash paid for deferred offering costs			—	—	(865)
Due to net increase (decrease) in affiliates			—		—
Subscription receivable			—

Net cash provided by (used in) financing activities	(c	)	18,447	(279)	50,013

Increase (decrease) in cash and cash equivalents			14,367	(5,538)	2,965
Cash and cash equivalents at beginning of period			8,674	8,503	—

Cash and cash equivalents at end of period			$23,041	$2,965	$2,965

Supplemental disclosure of cash flow information
Interest paid			$—	$557	$3,225

California Franchise Taxes paid			$—	$—	$6

(a)	Including amount with related parties of $1,863,467, $852,606 and $14,232,446, respectively
(b)	Including amount with related parties of $0, $0 and $0, respectively
(c)	Including amount with related parties of $(1,456,587), $52,392 and $(3,933,760), respectively

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

1) During the three month periods ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, the Company issued 0, 0, and 99,750,000 shares of post-split adjusted common stock to founders, respectively.

2) During the three month periods ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, the Company issued 0, 0, and 583,000 shares of post-split adjusted common stock for services, respectively.

3) During the three month periods ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, the Company recorded a beneficial conversion feature in connection with the issuance of convertible notes payable Series II and Series IIa in the amount of $0, $0, and $2,050,000, respectively.

4) During the three month periods ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, 0, 0, and 52,850 shares of convertible preferred stock were converted into 0, 0, and 5,285,000 shares of common stock, respectively. During the period ended December 31, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were converted into common stock.

5) During the three month periods ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, $0, $0, and $14,862,200 of convertible notes payable were converted into 0, 0, and 5,877,550 shares of common stock, respectively.

6) In March 2006, 100,000 warrants, with an exercise price of $0.80, were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3 was paid in cash upon exercise of the warrants on a cashless basis.

7) In May 2006, 20 commemorative shares that had a fair value of $122 were issued to the founders and the executives.

8) During the three month periods ended March 31, 2006, and 2007 and the period from March 11, 1998 (inception) to March 31, 2007, $0, $3,493,266, and $5,246,049 of senior secured convertible notes payable were converted into 0, 3,655,993, and 4,660,946 shares of uncommitted common stock and also $0, $0, and $144,731 of senior secured convertible notes payable were converted into 0, 0, and 74,518 shares of committed common stock, respectively. During the three month periods ended March 31, 2007, $72,226 of interest on senior secured convertible notes were paid with common stock. In addition, the amount of converted note was valued using the Black-Scholes Model resulting in $2,286,000 of the embedded derivatives being reclassified from liability to paid in capital.

9) In February 2007, 48,000 shares were issued to independent directors for their services.

10) In December 2002, the Company disposed of fully depreciated assets with value of $6,026.

11) In January 2007, the company paid the interest on the convertible note in cash. The cash payment was valued in the Black-Scholes Model resulting in a reclassification of $263,000 from liability to paid in capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

NOTE 1. DESCRIPTION OF BUSINESS

The information contained in this report is unaudited; however, CardioVascular BioTherapeutics, Inc. (the “Company” or “Cardio”) believes it reflects all adjustments necessary to establish the financial position and results of operations for the interim periods, in addition to providing a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and Note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2006 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

NOTE 2. BASIS OF PRESENTATION

Management’s Plan

The Company has incurred net losses of $6.9 million and $9.8 million during the quarter ended March 31, 2006 and 2007, respectively. Further, the Company had a stockholders’ deficiency of $44.6 million, cash and cash equivalents of $3.0 million, and restricted cash of $0.2 million at March 31, 2007. The company requires additional capital in order to continue its operations at the planned level.

Historically, the Company has successfully obtained external financing through public offerings, private placements of equity and private placements of convertible debt. The Company plans to raise additional capital through a private placement of common stock, coincident with its planned AIM (Alternative Investment Market of the London Stock Exchange) listing.

The Company is also taking actions to address both short-term and long-term liquidity in the following ways:

•	Developing additional sources of debt and equity financing to satisfy the Company’s current and future operating requirements.

•	Pursuing opportunities for licensing of drug indications for co-development, clinical trials, marketing and distribution.

•	Pursuing opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Co-President/Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Dr. Jacobs joined Cardio’s Board of Directors. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure. Daniel C. Montano, Dr. Thomas Stegmann and Dr. Jacobs are members of the Board of Directors of CPI. Mr. Grant Gordon, one of the Company’s current Board members, is a member of the Board of Directors of CPI and is CPI’s President. Mr. Flaa, one of the Company’s current Board members and the Company’s CFO, is CPI’s CFO.

Grant Gordon, Vice-Chairman of the Board of Directors of the Company, is also a principal of GHL Financial Services Ltd. (“GHL”). Zimmerman Adams International Limited (“ZAI”) and GHL have entered into a sub-placing agreement whereby GHL is to serve as a sub-placing agent to ZAI. Upon funds raised for the Placing from subscribers procured by GHL, in its capacity as sub-placing agent to ZAI, a commission of 6% of the aggregate value at the Placing Price of the Placing Shares subscribed by such investors pursuant to the Placing, will be payable to GHL.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

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

In 2006, the Company became a co-sponsor of the Regenerative Medicine Organization, a non-profit educational organization that focuses on providing information and education to the healthcare community and the public about regenerative medicine.

Joint Patent Agreement

Cardio entered into a joint patent agreement with Phage as of February 28, 2007. Cardio plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. Cardio and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that Cardio would have exclusive rights within a defined filed, while Phage would have exclusive rights outside that field. Cardio and Phage now wish to enter a new agreement superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledge that the jointly owned and cross-licensed rights are key to the parties’ respective plans for development and commercialization and wish to further clarify the parties’ respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, Cardio shall pay a 6% royalty on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this Agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.

Currently it is the Company’s intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing and is exploring additional contract manufacturers for its drug candidates. As of March 31, 2007, Cardio had cash and cash equivalents of $2,965,437 and restricted cash of $173,807, indicating that the Company has sufficient funds to be a viable entity on an ongoing basis should it choose to use a third party manufacturer.

Phage has manufactured drugs for Cardio in the United States clinical trials to date and may manufacture them for subsequent trials and commercial production. To date Phage has manufactured three drugs that have been authorized by the FDA to be administered to humans in clinical trials, indicating Phage is capable of manufacturing drug products to acceptable standards for clinical trials.

Furthermore, Cardio paid Phage for technical development services and for manufacture of its drug candidates for clinical trials, which, pursuant to the agreement, Phage provided to Cardio at cost. For the three months ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, payments to Phage relating to such services were $326,205, $542,732, and $4,478,553, respectively.

Administrative Support

Phage has provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share (based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the three months ended March 31, 2006, 2007, and the period from March 11, 1998 (inception) to March 31, 2007 were $55,031, $20,643, and $1,181,064, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

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

Asia Exclusive Patent License and Distribution Agreement

On December 15, 2000, the Company entered into an agreement, which has been superseded by a new exclusive license agreement dated 20 February 2007, with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize its future products. The Company transferred to KBDC the rights to market its products for 99 years in all of the Republic of Korea, China, and Taiwan. The Company did this by exclusively licensing its patents to KBDC in Korea, China and Taiwan in the field of: any angiogenic or wound healing compositions and methods of use for which the Company has received marketing approval in the United States, Europe or Japan (including in particular, but without limitation, all FGF species, fragments, derivatives, and analogs thereof), and methods of making the approved angiogenic or wound healing compositions, including any nucleic acid sequences encoding said compositions and any vectors and/or host cells comprising said nucleic acid sequences. The agreement further provides that any improvements, in the form of modifications to methods, processes, compositions or products within the license field, are the property of the Company, but shall be within the license granted. The parties shall inform each other in writing of any such improvements.

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

MARCH 31, 2007

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

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,637,339 as of March 31, 2007 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

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

MARCH 31, 2007

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2007 (unaudited), the Company has accumulated a deficit of $44,827,652. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted Cash

As of December 31, 2006 and March 31, 2007 restricted cash consisted of $172,361 and $173,807, respectively. The restricted cash is required as collateral for the Company’s credit card holders.

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

MARCH 31, 2007

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.

As of March 31, 2007, the Company has unrecognized federal and state tax benefits of approximately $50 million. The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and March 31, 2007 and the Company concluded that there is no uncertain tax positions that might give rise to potential tax liabilities or to amendment to the accumulated tax losses available for carry forward for application against future taxable income in each of the Company’s taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three months ended March 31, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

Valuation of Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Model . Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using the Black-Scholes Model.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred financing costs. These costs primarily include commissions paid to the placement agent. Deferred financing costs relating to obtaining the convertible notes financing were capitalized and amortized over the term of the related debt using the straight-line method and as redemptions occur the Company charges off a proportional amount of the original deferred financing costs to interest expense. This combined method of amortizing debt discount is an acceptable alternative to the effective interest method because the convertible notes are due at maturity (March 2009) and the Company is not obligated to make, nor does it anticipate making interim principal payments. At March 31, 2006 and 2007, and the period from March 11, 1998 (inception) to March 31, 2007 the deferred financing costs were $1,553,000, $344,929, and $4,364,071, respectively. The deferred financing costs in the first quarter of 2007 include $1,111,480 associated with pending stock exchange admission costs. During the quarter ended March 31, 2006, 2007, and the period from March 11, 1998 (inception) to March 31, 2007, the Company amortized $14,380, $125,277, and $2,663,623, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Marketing Expense

The company has been engaged in an advertising program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These marketing costs are expensed as incurred. During the quarter ended March 31, 2006 and 2007 marketing expenses totaled $1,096,582, and $85,732, respectively.

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions, and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of March 31, 2006 and 2007, uninsured portions of cash amounted to $22,980,058 and $2,732,899, respectively.

Loss per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the Company incurring net losses, basic and diluted loss per share are the same.

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2006 and quarter ended March 31, 2007 since their effect would have been anti-dilutive:

	December 31, 2006	March 31, 2007
Stock options	2,911,050	2,541,550
Warrants	1,230,882	1,230,882
Convertible notes payable	1,672,468	1,800,047

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes our previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company has used the Black-Scholes Model to estimate the fair value of stock options granted to employees and consultants since its inception, and therefore this method represents no significant change in the Company’s accounting for options and warrant issuances.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123.)”

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

During the year ended December 31, 2005, the Company issued 550,500 options with an exercise price of $10.00 to employees and directors from the 2004 Stock Plan. Stock-based compensation expense recognized in the Statement of Operations as research and development and general and administrative expenses under SFAS 123 and SFAS 123(R) for employees and directors for the quarter ended March 31, 2006 and 2007 was $276,173 and $56,491, respectively. For the quarter ended March 31, 2007, our stock based compensation in research and development and general and administration were $33,999 and $22,492, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Stock based compensations for options granted in 2006 and 2007:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (years)	Expected Dividend Yield (%)
First Quarter-2006	$240,254	76	4.785	5	0%
Second Quarter-2006	$13,270	79	5.125	5	0%
Third Quarter-2006	$11,272	77	4.570	10	0%
Fourth Quarter-2006	$235,920	77	4.670	10	0%

Total-2006	$500,716

First Quarter-2007	$309	69	4.640	10	0%

Total-2007	$309

The Company determined the fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes Model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards, the Company used the Award’s contractual term as a proxy for its expected terms. For new grants after December 31, 2005, the Company estimated expected term using the “safe harbor” provisions provided in SAB 107. The Company used historical data to estimate forfeitures, of which the Company estimated to be none.

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

MARCH 31, 2007

Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48, see Note R.

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is evaluating how SFAS 157 will impact its results of operation and financial position.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following at December 31, 2006 and March 31, 2007 (unaudited):

	December 31, 2006	March 31, 2007
	(Dollars in thousands)
Cash in bank	$8,503	$2,965
Restricted cash	172	174

Total	$8,675	$3,139

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2006 and March 31, 2007 (unaudited) consisted of the following:

	December 31, 2006	March 31, 2007
	(Dollars in thousands)
Prepaid clinical trial costs (a)	$142	$268
Prepaid clinical trial costs—related party (b)	396	396
Prepaid insurance (c)	83	250
Prepaid professional and legal fees (d)	312	97
Prepaid trade shows (e)	51	—
Prepaid and current assets (other) (f)	282	315

Total	$1,266	$1,326

Prepaid expenses at March 31, 2007

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI, Catheter, Perry Scientific, and Beacon Bioscience, and Orthopaedic Education & Research. The balance includes 125,000 for clinical study involving magnetic resonance imaging (“EMRI”) of patients with chronic back pain. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.

(b)	Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of March 31, 2007. Phage has performed per the Company’s contract and is waiting for delivery instructions from the Company. The Company will recognize this expense in our “Statement of Operations” as research and development upon transfer of the goods in 2007.

(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.

(d)	Includes prepaid professional and legal fees associated with SEC counsel, research and development studies, tax advisory services, legal retainer fees and investor relations programs. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense. (this includes $50,000 legal counseling fees and $31,580 of research study).

(e)	Includes prepaid amounts associated with trade shows in San Francisco, Florida, London, Las Vegas and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(f)	Includes $55,000 of prepaid investor relations expenses and $40,211 of rent for January 2007. Include other prepaid associated with advertising, office expenses, and miscellaneous receivables. These items will be recognized in our “statement of operations” as general and administrative expense as they occur.

Prepaid expenses at December 31, 2006

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI and Catheter and Disposables Technologies, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.

(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense (includes $350,000 insurance payment).

(c)	Includes prepaid legal fees associated with investor relations, SEC counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense.

(d)	Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(e)	Includes $50,848 prepaid amounts associated with consultants who are paid in the beginning of each month, and $47,704 of rent. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and March 31, 2007 (unaudited) consisted of as following:

	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Furniture, fixtures, computer software, and equipment	$679	$733
Scientific equipment	86	86
Leasehold improvements	286	288
Less accumulated depreciation	(164)	(233)

Property and equipment net of accumulated depreciation	$887	$874

Depreciation expense for the periods ended March 31, 2006 (unaudited) and 2007 (unaudited) and the period from March 11, 1998 (inception) to March 31, 2007 (unaudited) were $4,028, $69,245, and $239,233, respectively. On December 31, 2002, the Company disposed of fully depreciated assets with a value of $6,026.

NOTE 8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2006 and March 31, 2007 (unaudited) consisted of the following:

	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Due to Phage	$(111)	$(40)
Due from Phage	38	18

Total	$(73)	$(22)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Conversion of senior secured notes

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price		Interest Paid During the Period with common stock
Third quarter- 2006	$295,723	110,500		$2.76	$7,576
Fourth quarter -2006	$1,601,791	968,971		$1.84	$25,454

Total -2006	$1,897,514	1,079,471	$		$33,030

First quarter -2007	$3,493,266	3,655,993		$1.00	$72,226

Total -2007	$3,493,266	3,655,993	$		$72,226

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

The following table summarizes Convertible note, discount and derivative values outstanding at March 31, 2007:

(Dollars in thousands)
Convertible Notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(5,391)

Convertible Notes at face value at March 31, 2007	14,609
Discounts on Notes:
Embedded derivatives	(5,987)
Warrant derivative	(2,383)

Net convertible notes on March 31, 2007	6,239
Amortization of discount from derivatives	3,624

Convertible notes at March 31, 2007	9,864
Embedded derivatives at fair value at March 31, 2007	124
Warrant derivative at fair value at March 31, 2007	61

Net Convertible notes, embedded derivatives and warrant derivative at March 31, 2007	$10,049

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

The Company is required to revalue the derivatives in each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of March 31, 2007.

Adjustment to Fair Value of Derivatives	Balance December 31, 2006	Adjustment to Fair Value of Derivatives	Adjustments to Paid in Capital	Balance March 31, 2007
(Dollars in thousands)
Embedded Derivatives	$418	$2,237	$(2,532)	$124
Warrant Derivative	173	111		61

Adjustment to Fair Value of Derivatives included in other income (expense)		$2,126		$105

During the year ended December 31, 2006, conversion by noteholders of convertible notes and interest into common stock and payment of interest in cas each resulted in reclassifying the fair value of the respective derivative feature on the transaction date from liability to equity in an amount aggregating $2,531,686.

Of the total proceeds from the issuance of the notes and warrants, $2,383,334 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at March 31, 2007. The carrying value of warrant derivative at March 31, 2007 has been adjusted to reflect its “fair value” of $61,084 based upon a Black-Scholes Model as follows: (1) dividend yield of 0%, (2) expected volatility of 77.3%, (3) risk-free interest rate of 4.75%, and (4) expected remaining life of 2 years. During the quarter ended March 31, 2007, a decrease in the fair value of the warrant derivative of $111,486 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

	Fair Value at December 31, 2006	Change in Fair Value	Adjustments to Paid in Capital	Fair Value at March 31, 2007
Conversion Feature Derivative	$320,537	$1,983,583	$(2,220,562)	$83,558
Interest Conversion Feature	97,928	253,533	(311,124)	40,337

Total embedded derivatives	$418,465	$2,237,116	$(2,531,686)	$123,895

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Sholes Model. If our Company’s stock price decreases sufficiently, the Company may show “Other Income”, conversely if it increases the Company may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Sholes Model increases sufficiently, the Company may show “Other Income,” conversely, if it decreases, the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended March 31, 2007, our Company’s stock price has decreased from $7.15 to $1.43. For the same period, the volatility in the stock price of comparable companies used in the Black-Sholes Model increased from 74.6% to 77.3%. As of March 31, 2007, the Company shows $10,393,919 of adjustment to the fair value of derivatives as Other Income.

On March 20, 2006, the fair value of the derivative for the conversion feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative (conversion feature) at March 31, 2007 has been adjusted to reflect its “fair value” of $83,558 based upon a Black-Scholes Model as follows: (1) dividend yield of 0%, (2) expected volatility of 77.3%, (3) risk-free interest rate of 4.75%, and (4) expected remaining life of 2 years. During the quarter ended March 31, 2007, an increase in the fair value of the conversion feature liability of $1,983,583 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

On March 20, 2006, the fair value of the derivative for the interest conversion feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at March 31, 2007 has been adjusted to reflect its “fair value” of $40,337 based upon a Black-Scholes Model as follows: (1) dividend yield of 0%, (2) expected volatility of 77.3%, (3) risk-free interest rate of 4.75%, and (4) expected remaining life of 2 years. During the quarter ended March 31, 2007, an increase in the fair value of the interest conversion feature liability of approximately $253,533 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

The convertible note agreements entered into on March 20, 2006 contain variable share settlement provisions. These provisions require the Company to include the “fair value” of issued and vested non-employee options and warrants in derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The reason for this classification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the issued and vested non-employee option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the non-employee option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the fair value of these option and warrant contracts must be reclassified as a liability. In addition the issued and vested non-employee options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” at each balance sheet date and at the date of each exercise or grant of new non-employee options and warrants.

At December 31, 2006, in accordance with the requirements of FAS 133, the fair value of each instrument was computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 71.44% to 84.04%, (3) the range of the risk-free interest rate of 4.62% to 4.83% and (4) the range of the expected life and exercise prices consistent with each individual instrument resulting in an increase to the individual derivates and additional expense for “Adjustment to Fair Value of Derivatives” of $8,128,940 for the Option Derivative and $2,261,536 for the warrant derivative for a total of $11,390,476 for the year ended December 31, 2006.

At March 31, 2007, in accordance with the requirements of FAS 133, the fair value of each instrument was computed under the Black-Scholes Model with the following assumptions: (1) dividend yield of 0%, (2) the range of the expected volatility of 66.97% to 70.86%, (3) the range of the risk-free interest rate of 4.54% to 4.58% and (4) the range of the expected life and exercise prices consistent with each individual instrument resulting in a decrease to the individual derivates and additional income for “Adjustment to Fair Value of Derivatives” of $(63,840) for the Option Derivative and $(488,664) for the warrant derivative for a total of $(552,504) for the three months ended March 31, 2007 and is summarized as follows:

	Fair Value At December 31, 2007	Change in Fair Value	NET Additions/Deletions For new issuances conversion, exercises	Adjustments to PIC	Fair Value At March 31, 2007
Option Derivative	$1,406,365	$(63,840)	$449,842	$(122,698)	$1,669,669
Warrant Derivative	365,500	(488,664)	400,664		277,500

Warrant and Option Derivitives Non-Employees	1,771,865	(552,504)	850,506	(122,698)	1,947,169

In the fourth quarter of 2006, the Company granted 150,000 options with an exercise price of $10.00 to non-employees. The Company estimated the fair value on the dates of grant of the options granted to be approximately $228,000 using the Black-Scholes Model. All options were issued for future services and will be expensed over the vesting period. The fair value of the portion of these options vesting during the three months ended March 31, 2007 of $14,242 and in the aggregate of $83,671 has been classified as part of the option derivative. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 77 percent, risk free rate of interest of 4.67-4.58% and an expected dividend yield of zero.

During the first quarter of 2007, as a function of law, 440,000 existing fully vested employee stock options with an exercise price of $0.30 were transferred to a non-employee. The Company estimated the fair value on the date of transfer of the options to be approximately $435,600 using the Black-Scholes Model and has reclassified the estimated fair value from equity to option derivative liability. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 71.22 percent, risk free rate of interest of 4.85% and an expected dividend yield of zero.

During the three months ended March 31, 2007, a non-employee option holder exercised 160,000 options resulting in a reduction of the Option Derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Model with the following criteria: (1) dividend yield of 0%; (2) expected volatility of 70.97-71.15%%; (3) risk-free interest rate of 4.51-4.87%; (4) expected remaining life of 2.80 to 2.95 years, a decrease in the fair value of the option derivative liability of $122,698 was recorded to additional paid in capital.

In April 2006, the Company granted 250,000 warrants with an exercise price of $10.00 to a non-employee Officer/Director. The Company estimated the fair value on the date of grant of the warrants granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 79 percent, risk free rate of interest of 5.125% and an expected dividend yield of zero.

The Company filed an S-3 which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. On April 2, 2007, the Company paid interest in cash of $440,492 for the quarter ended March 31, 2007. The interest rate for the three-month period ended March 31, 2007 was 12.36%.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (the date of closing), will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of March 31, 2007:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(Dollars in thousands)
Balance March 20, 2006 (closing date)	$1,553	$2,383	$8,196	$—
Adjustment on the estimated legal expenses on the convertible notes	(23)			(23)
Percent change for conversion to common stock for March 31, 2007	(413)		(2,209)	(2,622)
Amortization for the period March 20, 2006 (date of closing) through March 31, 2007 charged to interest expense	(528)	(817)	(2,808)	(4,153)

Remaining deferred costs and discount to be amortized	$589	$1,566	$3,179	$(6,798)

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants (see Note 3).

After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, Cardio will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

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

Series I Convertible Promissory Notes

The Series I Convertible Promissory Notes were payable in one installment on the earlier of (i) 36 months from the date of issuance or (ii) 30 days after the successful completion of the Company’s IPO. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $2 per share, provided however, if the purchase price of shares at the completion of the IPO was less than $4 per share, the conversion price would have been adjusted to equal 50% of the IPO price.

Series II Convertible Promissory Notes

The Series II Convertible Promissory Notes were payable in one installment on the earlier of (i) 36 months from the date of issuance or (ii) 30 days after the successful completion of the Company’s IPO. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the initial public offering price.

These notes have been converted into common shares.

Series IIa Convertible Promissory Notes

In July 2004, the Company sold $800,000 of convertible notes payable Series IIa. The terms of the convertible notes payable Series IIa are identical to the terms of the convertible notes payable Series II, as discussed above.

The convertible promissory notes were payable in one installment on the earlier of (i) 36 months from the date of issuance or (ii) 30 days after the successful completion of the Company’s initial public offering. The notes were convertible at the option of the holder into the Company’s common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the convertible notes payable were due or converted into shares of the Company’s common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the IPO price.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Components of Interest Expense

During the year ended December 31, 2004, the Company issued Series II and Series IIa convertible promissory notes with an embedded beneficial conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $2,050,000. The Company’s estimate of fair market value resulting in a beneficial conversion feature was based on the “Letter of Intent” with the underwriters. This amount will be recognized in the Statement of Operations as interest expense during the period from the commitment date of the notes to the maturity dates of the notes.

The Company recognized interest expense resulting from the beneficial conversion feature of $0, $0, and $2,050,000, respectively, for the three months ended March 31, 2006, and 2007 and the period from March 11, 1998 (inception) to March 31, 2007.

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

In connection with convertible notes payable Series I, II, IIa, the Company incurred total financing costs of $2,135,715. These costs had been capitalized and were being amortized over the term of the convertible notes payable. During the quarter ended March 31, 2006, 2007, and the period from March 11, 1998 (inception) to March 31, 2007 total financing costs of $0, $0, and $2,135,715, respectively, were charged to interest expense.

For the three months ended March 31, 2006, 2007, and the period from March 11, 1998 (inception) to March 31, 2007, the interest expense on the Series I, II and IIa convertible notes was $0, $0, and $1,357,285, respectively.

For the quarter ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, the senior secured convertible notes were $0, $3,220,180, and $9,181,714, respectively, of which $0 and $2,313,038 of the interest expense is the amortization of the derivative liabilities and $0 and $392,115 is the amortization of deferred financing cost for the quarter ended March 31, 2006 and 2007 respectively.

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

MARCH 31, 2007

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

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005, the Company’s Initial Public Offering (IPO) was closed. The Company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by the Company of $655,500, resulting in net proceeds of $13,622,500.

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

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with common stock
Third quarter—2006	$295,723	110,500	$2.76	$7,576
Fourth quarter—2006	$1,601,791	968,971	$1.84	$25,454

Total—2006	$1,897,514	1,079,471		$33,030

First quarter—2007	$3,493,266	3,655,993	$1.00	$72,226

Total—2007	$3,493,266	3,655,993		$72,226

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
December 2005	1	—	933,330	848,482

Total—2005	1		933,330	848,482

March 2006	1	—	100,000	89,116
April 2006	2	55,000	—	55,000
August 2006	1	200,000	—	200,000
September 2006	1	10,000	—	10,000
December 2006	1	200,000	—	200,000

Total—2006	3	465,000	100,000	554,116

January—2007	1	80,000	—	80,000
February—2007	1	80,000	—	80,000
March—2007	1	60,000	—	60,000

Total—2007	1	220,000	—	220,000

In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

The Company has the ability to issue stock options to both employees and non-employees outside of its formal stock option plans. It is Management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through March 31, 2007, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123(R) as discussed in Note 4.

Stock option granted for 2006 and 2007:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	$10.00	$5,424	5	76
April 2006 (b)	3,000	$10.00	$13,270	5	79
July 2006 (b)	1,000	$10.00	$3,140	10	77
August 2006 (b)	2,800	$10.00	$5,992	10	77
September 2006 (b)	1,000	$10.00	$2,140	10	77
October 2006 (b)	100,000	$10.00	$185,000	10	77
November 2006 (b)	6,000	$10.00	$7,920	10	77
December 2006 (b)	50,000	$10.00	$43,000	10	77

Total—2006	215,050		500,716

January 2007 (b)	250	$10.00	$171	10	69
February 2007 (b)	250	$10.00	$138	10	69
March 2007 (b)	—	$—	$—	—	—

Total—2007	500		309

All options were granted from 2004 stock plan (defined next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

During the three months ended March 31, 2007, non-employee option holders exercised 160,000 options resulting in a reduction of the Option Derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Model with the following criteria: (1) dividend yield of 0%; (2) expected volatility of 70.97-71.55%; (3) risk-free interest rate of 4.51-4.87%; (4) expected remaining life of 2.80-3.03 years, a decrease in the fair value of the option derivative liability of $122,698 was recorded to additional paid in capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Stock option transactions for 2005 and prior years:

During the year ended December 31, 2005, the Company issued 550,500 options with an exercise price of $10.00 to employees and directors, from the 2004 Stock Plan and six stock option holders executed their options to purchase 124,500 shares of common stock. Of the total 124,500 stock options exercised, 20,000 stock options were exercised cashless.

In July 2004, the Company established the Cardiovascular BioTherapeutics, Inc. 2004 Stock Plan (the “2004 Stock Plan”) permitting the awards of (a) incentive stock options within the meaning of section 422 of the Code, (b) non-qualified stock options, (c) stock appreciation rights and (c) restricted stock to directors, officers, employees and consultants. The Company reserved 5,000,000 shares for the 2004 Stock Plan and limited the maximum number of shares to be granted to any one individual in one year to 500,000.

On March 1, 2004, the Company granted 25,000 options to non-employees. The Company estimated the fair value of the options granted to be $21,385 using the Black-Scholes Model. All options were issued for past services and therefore expensed on the date of grant. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk free rate of interest of 1.02 percent, volatility of 76 percent and an expected dividend yield of zero.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2006 and March 31, 2007 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	15,050	10.00	200,000	10.00	215,050	10.00
Exercised	—	—	465,000	0.30-$0.50	465,000	0.30-$0.50

Outstanding at December 31, 2006	1,185,550	0.30-$10.00	1,725,500	0.30-$10.00	2,911,050	0.30-$10.00
Granted	500	10.00	—	—	500	10.00
Transferred	440,000	0.30	440,000	0.30-$0.50	—	0.30
Exercised	60,000	0.30	160,000	0.30	220,000	0.30-$0.50
Cancelled	—	—	150,000	10.00	150,000	10.00

Outstanding at March 31, 2007	686,050	0.30-$10.00	1,855,500	0.30-$10.00	2,541,550	0.30-$10.00

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and March 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2006
Employees—Outstanding	1,245,550	$1.80	3.86	$2,241,990
Employees—Expected to Vest	229,633	$1.80	3.86	$413,339
Employees—Exercisable	955,917	$1.80	3.86	$1,720,651
Non-Employees—Outstanding	1,725,500	$3.61	6.21	$6,229,055
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,725,500	$3.61	6.21	$6,229,055
As of March 31, 2007
Employees—Outstanding	686,050	$2.90	4.46	$1,989,545
Employees—Expected to Vest	73,621	$2.90	4.46	$213,501
Employees—Exercisable	612,429	$2.01	4.46	$1,230,982
Non-Employees—Outstanding	1,855,500	$2.59	5.45	$4,805,745
Non-Employees—Expected to Vest	103,125	$2.59	5.45	$267,094
Non Employees—Exercisable	1,752,375	$2.34	5.45	$4,100,558

During the first quarter of 2007, as a function of law, 440,000 existing fully vested employee stock options with an exercise price of $0.30 were transferred to a non-employee. The Company estimated the fair value on the date of transfer of the options to be approximately $435,600 using the Black-Scholes Model and has reclassified the estimated fair value from equity to option derivative liability. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 71.22 percent, risk free rate of interest of 4.85% and an expected dividend yield of zero.

Warrants

Warrants have only been issued to outside parties and have never been issued to employees. In December 2000, the Company issued a warrant to purchase 933,330 shares of common stock at an exercise price of $0.40 per share to an individual in connection with assisting in closing a private placement.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

The fair value of the warrant was determined using the Black-Scholes Model and the value of $115,475 was recorded as a reduction of the net proceeds received in the private placement. The Black-Scholes Model assumptions were as follows: Expected life of 3.5 years, risk free rate of interest of 5.02 percent, zero volatility and an expected dividend yield of zero. The warrants fully vested in December 2001 and were to expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.

In January 2001, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an individual in connection with consulting services rendered. The warrant was deemed to have no value as determined using the Black-Scholes Model. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk free rate of interest of 4.89 percent, zero volatility and an expected dividend yield of zero. The warrant was fully vested on the date of grant and was exercised in March 2006.

In June 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to an individual in connection with consulting services rendered. The fair value of the warrant was determined using the Black-Scholes Model and the value of $119,744 was recorded as a compensation expense in the Statement of Operations. The Black-Scholes Model assumptions were as follows: Expected life of 5 years, risk free rate of interest of 0.94 percent, volatility of 76 percent and an expected dividend yield of zero. The warrant fully vested on the date of grant and expires in June 2013.

On February 16, 2005, the Company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of six months commencing on the effective date of the IPO, February 11, 2005.

In April 2006, the Company granted 250,000 warrants with an exercise price of $10.00 to a non-employee Officer/Director. The Company estimated the fair value on the date of grant of the warrants granted to be $1,602,500 using the Black-Scholes Model. All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 79 percent, risk free rate of interest of 5.125% and an expected dividend yield of zero.

Warrant activity for the year ended December 31, 2006 and for the three months ended March 31, 2007 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	375,000	$3.77
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at December 31, 2006	1,230,882	$7.99
Granted	—	—
Sold	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	1,230,882	$7.99

Warrants exercisable at December 31, 2005	375,000	$0.69

Warrants exercisable at December 31, 2006	1,168,382	$7.99

Warrants exercisable at March 31, 2007	1,230,882	$7.99

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

The following table summarizes information about warrants outstanding at March 31, 2007 (unaudited):

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	6.23	$2.00	200,000	$2.00
$8.50	705,882	1.97	$8.50	705,882	$8.50
$10.00	250,000	9.04	$10.00	250,000	$10.00
$12.50	75,000	1.88	$12.50	75,000	$12.50

Total	1,230,882			1,230,882

Authorized Shares

At the Company’s 2005 Annual Meeting of Stockholders held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares. They also authorized the board of directors at its discretion to implement a two-for-one (2:1) stock split in the Common Stock of the Company, if at all, prior to the 2006 Annual Meeting of Stockholders.

NOTE 11. RELATED PARTY TRANSACTIONS

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007
	2006	2007
	(in thousands)
Fees Paid to:
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (a)	$—	$—	$200
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (b)	129	129	1,945
Vizier Management Company (c)	—	—	116
GHL Financial Services Ltd. (“GHL”) (d)	5	20	2,245
Dr. Thomas Stegmann M.D. ( the Company’s Co-founder, Co- President, and Chief Medical Officer (e)	125	120	1,609
C.K. Capital International and C&K Capital Corporation (f)	1,208		1,763
Dr. Wolfgang Preiemer (the Company’s Co-founder) (e)	15	20	302

Total	$1,482	$289	$8,180

(a)	Consulting fees
(b)	Employment Services.
(c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting.
(d)	A director is a principal and owns 4.29% of the Company for the overseas sale of the Company’s convertible notes payable and Preferred Stock.
(e)	Fees were paid for assisting the Company in the development process of its products.
(f)	C.K. Capital International and C&K Capital Corporation is controlled by Alex Montano, son of Daniel C. Montano

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

On March 15, 2006, the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California limited partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. (See note 13).

During August, 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. Phage obtained a third-party proposal as a benchmark for the pack-and-fill. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal. Phage will either perform the project in its new manufacturing facility or outsource the work. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of March 31, 2007.

NOTE 12. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.

As of March 31, 2007, the Company had unrecognized federal and state tax benefits of approximately $50 million. The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and March 31, 2007 and the Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amendment to the accumulated tax losses available for carry forward for application against future taxable income in each of the Company’s taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three months ended March 31, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

At March 31, 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $51,144,000 and $50,181,000, respectively, as compared to $45,150,000 and $44,180,000 at December 31, 2006. These losses expire through 2021. The utilization of net operating loss carry forwards may be limited in the event of an ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company also has a federal research and development credit carry forward of $659,000.

For the three month period ended March 31, 2007, the Company recognized tax benefits in the amount of $3,255,834 related to temporary differences and the benefit of losses carried forward and recorded a valuation allowance against these tax benefits of an equal amount. Accordingly, no deferred income tax benefit has not been recognized in these financial statement since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

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

In November 2005, the Company entered into a five year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. Our deferred rent as of March 31, 2007 was $27,003.

Cardio entered into a Second Amendment dated September 8, 2006 (to be effective as of September 1, 2006) for the expansion space use of administrative offices in Las Vegas. The Second Amendment commences on August 29, 2006 and shall run coterminous with the term of that certain lease, dated November 1, 2005 for the space, consisting of 7,190 square feet of rentable space and expires on February 28, 2011. In total, including the annual base rent the Company will pay approximately $465,596 in base rent for the expansion Space throughout the term of the Lease. Our deferred rent as of March 31, 2007 was $1,897.

Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space. Our deferred rent as of March 31, 2007 was $85,017. Our security deposit is refundable thirty days upon termination of the lease.

For the three month periods ended March 31, 2006 and 2007, the Company paid $55,625 and $124,733, respectively for our corporate office in Las Vegas and the facility in San Diego.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
(in thousands)
2007	$334
2008	523
2009	541
2010	559
2011	275
Thereafter	322

Total	$2,554

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

For the three months ended March 31, 2007, the company earned $4,962 of guaranty Fees from Phage.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of its drug candidates formulated with FGF-1141.

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated, pursuant to the Lease Guaranty, to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,637,339 as of March 31, 2007 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. For the quarter ended March 31, 2006, 2007, and the period from March 11, 1998 (inception) to March 31, 2007, consulting fees related to the various agreements were $205,999, $973,095, and $3,676,075, respectively.

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30–$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2.00 per share. The warrants are exercisable immediately and have a contract life of 10 years.

List of consulting agreement:

Item #	Contract	Agreement Name	Start	End Date
1	E&G Consulting	Regulatory affairs	1-Jun-05	6-Dec-06
2	Judith Pelton	Corporate Secretary	20-Mar-98	1-Jan-06
3	Mickael Flaa	Chief Financial Officer	1-Jun-03	Ongoing
4	Amy Montano	Investor Relations	20-Mar-98	Ongoing
5	Investor Awareness	Public Relation	1-Nov-04	1-Jun-06
6	Schwartz Communications	Public Relation	1-Jul-06	Ongoing
7	Michael Norris	VP Corporate Development	1-Sep-06	Ongoing
8	Allison Lipson	Director of Corporate Development	1-Dec-06	Ongoing
9	Dr. Vance Gardner	Medical Expert	1-Oct-06	Ongoing
10	Michael Rosenblatt	Medical Expert	1-Sep-06	Ongoing

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Service Agreements

The Company has entered several service agreements as follow:

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Joint patent agreement	28-Feb-07	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for CardioVascular indications	24-Oct-01	Ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-04	Upon delivery of and payment for catheters

1)	Cardio has a Joint Patent Agreement with Phage. Under that agreement, Cardio and Phage, own an undivided one half interest in the U.S. and foreign patent rights, including rights to future patents and patent applications, necessary to develop and commercialize our drug candidates; and Phage agrees to provide certain technical development services to Cardio and to manufacture the drug candidates for Cardio’s clinical trials at cost. The parties acknowledged that Cardio would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Any product Phage manufactures for Cardio commercialization purposes is paid for on a percentage of sales basis as defined in the agreement. As a part of this agreement, (i) Cardio shall pay Phage a six percent (6%) royalty on the net sales price of finished product to end customer or distributor, in consideration for the grant of the exclusive right to patent rights in the defined field, and (ii) pay to Phage four percent (4%) of net sales for our drug candidates manufactured for Cardio by Phage. The agreement also provides for each party to have certain rights in the event of insolvency of the other party. This agreement expires on the last to expire of the patent rights covered, including extensions.
2)	CPI will act as distributor for the products of both Phage and Cardio in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay Cardio an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of Cardio’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay Cardio a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist Cardio with the FDA approval process for our drug.
5)	The Company’s royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter procedures.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
8	Phage Biotechnology	Lease Guarantee- San Diego	15-Mar-06	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
10	Daniel C. Montano	Guarantee agreement	20-Mar-06	First date of generating revenue
11	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
14	Zimmerman Adams International	Investing banking	6-Jun-06	Ongoing
15	Baker Tilly	Professional Services	1-July-06	Ongoing

7)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
9)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The notes are convertible into shares of the Company’s common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
10)

Daniel C. Montano, our Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs with FGF-1 141 as API after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

11)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
12)	Kendle (formerly Charles River Laboratories Clinical Services International Ltd. or “Charles River Laboratories”) will support the Company in its Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
13)

The Bruckner Group Incorporated will assist us in exploring the potential economic consequences of applying FGF-1141to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.

14)	The purpose of this consulting agreement is to audit the Company interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). The Company will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.
15)	Baker Tilly a provider of accountancy and business services is assisting Cardio in preparation of the admission document for London Stock Exchange’s Alternative Investment Market, or AIM.

	For the Quarter Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007 (unaudited)
	2006	2007
	(Dollars in thousands)
Service Fees Paid for Main Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$368	$200	$4,748
bioRASI	57	102	1,028
Catheter and Disposables Technologies	3	—	81
Kendle	—	170	1,103
Bruckner Group	—	360	597
Zimmerman Adams International	—	100	202
Baker Tilly	—	152	320

Total	$428	$1,084	$8,079

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in Item 1 of this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth below in this section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

CardioVascular BioTherapeutics, Inc. (the “Company” or “Cardio”) is a biopharmaceutical company focused on developing new drugs for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. The active pharmaceutical ingredient (“API”) in our drug candidates is FGF-1 141 (formerly called Cardio Vascu-Grow™) and it facilitates the growth of new blood vessels in the heart and other tissues and organs with an impaired vascular system, a process referred to in the scientific community as “angiogenesis.”

In 1994, 1995, and 1998, Dr. Thomas Stegmann, a founder of Cardio, tested a protein drug candidate with the same API. A total of 40 patients were treated with a drug containing FGF-1 141. Pre-clinical work by us and others has shown that when FGF-1 141 is injected into the hearts of animals with experimentally induced heart disease, new blood vessels grow in the injected areas. The Company was established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Stegmann performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998, which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted to us a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of Dr. Stegmann’s German clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1 141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. We have made no royalty payments under this Agreement.

We have never generated revenues. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the United States Food and Drug Administration (“FDA”) approves one of our drug candidates and marketing begins. We expect to continue to invest significant amount on the development of our drug candidates. We expect to incur significant commercialization costs once we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of FGF-1 141 and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We conduct research to identify and evaluate medical indications that may benefit from our protein drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate then it is graduated from research to development. We classify our research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, the FDA-authorized trials and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. We outsource clinical trials and manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

These expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what is expected to incur in future research and development costs for our pre-clinical activities as these amounts are subject to the outcome of current pre-clinical activities, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses, general corporate activities, and through quarter ended March 31, 2006, have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as it builds a sales force and marketing capabilities for our drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

Market Opportunity

According to the American Heart Association 2007 Update, coronary heart diseases account for more deaths than any other single cause or group of causes in the United States. The American Heart Association 2007 Update indicates that cardiovascular disease as the underlying cause of death accounted for 36.3% of deaths in 2004 in the United States. We are working on the following drug candidates with FGF-1 141 containing API:

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

Drug Candidate CVBT-141A for CHD—surgical delivery

In August 2004 we were authorized to proceed with a Phase I clinical trial in CHD. All patients have been enrolled and treated as of October 31, 2006. A full study report for this trial will be submitted to the FDA. A Phase II clinical trial protocol has been drafted with input from Kendle, Inc., the clinical contract research organization that will carry out our multi-site, international Phase II trial, including sites in the European Union (“EU”).

Drug Candidate CVBT-141B for Dermal Ulcers

The market for wound healing includes diabetic, bedridden and elderly patients that suffer from wounds, open sores, and diabetic ulcers. Annual treatment costs in the United States alone are in the range of $5-7 billion. Our IND Application to the FDA has been allowed, and we have commenced a Phase I clinical trial in patients with diabetes or venous stasis ulcers, where most of the patients have been enrolled and treated with our drug candidate, with no adverse events reported.

Drug Candidate CVBT-141C for PAD

Peripheral Artery Disease (PAD) is a disease in which the arteries of the leg become blocked, leading, in many cases, to intense pain and suffering for these patients. FGF-1 141 has proven to be a potent stimulator for growing new blood vessels in affected areas of the legs of rabbits, thereby providing blood perfusion to the leg. In its most severe form, PAD can lead to extensive tissue loss and gangrene, which, for patients, particularly those suffering from diabetes, results in amputation of the limb. Though many therapies are being developed to treat PAD, there are an increasing number of limb amputations in such patients, many of whom suffer from diabetes. According to the American Heart Association’s 2007, report, there are about 8 million Americans suffering from PAD. We have received authorization from the FDA to initiate a Phase I trial in patients with intermittent claudication, a form of PAD. Clinical trial sites are being identified and provided with the approved clinical protocol to provide quotes to carry out the study.

Research and Development

Our research and development is focused on developing new drug candidates in which FGF-1141 is the API, for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients with these diseases. We conduct research to identify and evaluate medical indications that may benefit from our drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. Each drug candidate follows a similar development pathway. The first step is animal studies. We look for the correct biological response of drug candidates using FGF-1 141 in animal models of cardiovascular disease. We also perform toxicity studies where we will look for any expected or unexpected side effects of our drug candidates compared to similar products on the market, if such products exist. Then we will initiate a clinical development program, which will commence with the submission of an IND application to the U.S. FDA. Human studies may begin once the FDA allows the IND to proceed. We work with the FDA on a case-by-case basis to determine the extent of clinical testing with each protein product in development.

As of March 31, 2007, we had four scientist employees, eight scientists under contract through a technical support agreement with a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing pre-clinical testing, researching other medical uses of FGF-1 141 and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of each drug candidate used in the clinical trials meets the specifications required by the FDA.

We incurred research and development costs as follow:

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007 (unaudited)
	2006 (unaudited)	2007 (unaudited)
	(Dollars in thousands)
Research and Development Costs	$1,470	$1,614	$18,227

Our clinical research and development projects to date include:

1.	Clinical Development

(i) Severe Coronary Heart Disease. We completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers that were managed by our contract clinical research organization. A full study report for this trial will be submitted to the FDA. The Company is currently collecting the final safety data at 12 month follow-up visits on our patients who were treated in our Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. We have finalized the development of a clinical protocol for our Phase II study, where we will test the drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen an international clinical research organization, Kendle, to oversee and manage our Phase II trial.

	For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007 (unaudited)	Over Next Three Years (Estimate) (unaudited)
	2006 (unaudited)	2007 (unaudited)
	(Dollars in thousands)
Our Clinical Development Spending:
Severe Coronary Heart Disease	$885	$496	$8,940	$30,000

(ii) Wound Healing (Dermal Ulcers). We have been authorized by the FDA to conduct clinical testing of our wound healing drug candidate, CVBT-141B, with API, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at one clinical site located in the Pittsburgh, PA area. As of March 31, 2007, seven patients have been dosed. Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial.

(iii) Peripheral Artery Disease. Lower extremity Peripheral Artery Disease (PAD) occurs in the blood vessels of the legs and feet. PAD is a progressive disease that involves the hardening and narrowing of the arteries due to a gradual buildup of plaque. PAD of the lower extremities is a major cause of diminished ability to walk, and advanced cases can lead to leg amputation. PAD in the U.S. affects about 8 million patients. An area of research we are exploring is growing new blood vessels with a PAD drug candidate, CVBT-141C that may improve the blood supply to the legs and feet to decrease pain and prevent tissue loss. We collaborated with a research institute, American Cardiovascular Research Institute (ARCI) that conducted animal efficacy studies demonstrated that the drug candidate caused increased iliac artery blood flow and collateral vessel density and micro vascular development in the legs of the treated animals. We have received FDA authorization to initiate its Phase I clinical trial in PAD patients suffering from intermittent claudication. Colorado Prevention Center (“CPC”) will be the contracted clinical research organization (“CRO”) that will manage this trial and they are currently negotiating with six U.S. medical centers to perform this trial.

(iv) Proof-of-Concept Clinical Trials in Chronic Back Pain.

Lumbar Ischemia. Chronic back pain has recently been linked in published reports to blockage of blood vessels supplying the lower back, leading to a condition referred to as lumbar ischemia. We have performed animal toxicity studies to support the safety of our lumbar ischemia drug candidate CVBT-141E for this proof of concept clinical trial. We have initiated a Phase I clinical trial in Russia and Serbia to test whether our lumbar ischemia drug candidate, CVBT-141E, can successfully treat chronic back pain. Clinical protocols were submitted to regulatory authorities in Russia and Serbia who have authorized the start of this clinical study in which 32 patients (four groups of 8 patients each) will receive 4 increasing doses of CVBT-141E. The patients will be followed for a decrease in back pain, as determined by standardized back pain questionnaires, as well as increased blood perfusion into their lower back muscles as assessed by magnetic resonance imaging (MRI). The first patient was treated in December 2006 and as of March 31, 2007, a total of three patients have been treated with no adverse events noted. Enrollment of all patients is expected to be completed in 2007. If the results of the proof of concept clinical trial in Russia and Serbia are positive, we plan to then file an IND application with the FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

Disc Ischemia. A second aspect of our clinical program in patients with chronic back pain is to examine the role, if any, that vascular diffusion of the interspinal discs plays in causing back pain. We have contracted for $150,000 per year for a noted orthopedic surgeon, Vance Gardner, M.D., to lead our efforts in this area. We have contracted with the Orthopaedic Education and Research Institute of Southern California, of which Dr. Gardner is the executive director, to perform a clinical study on approximately 50 patients who reached a point in their treatment where surgery is the suggested option. After institutional review board (IRB) approval of the final protocol, this study referred to above will commence. The study will involve the use of MRI to examine discs for signs of underperfusion and whether this lack of blood flow to one or more discs is a consistent finding in patients with chronic back pain and disc degeneration. We intend to use drug candidate CVBT-141D with FGF-1 141 as the API for this indication.

	For the Three Months Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007 (Unaudited)	Over Next Three Years (Estimate) (Unaudited)
	2006 (Unaudited)	2007 (Unaudited)
	(Dollars in thousands)
Our Other Clinical Development Spending:
Wound Healing (to support an IND submission for this indication to FDA)	$10	$89	$687	$10,700
Peripheral Artery Disease (to support an IND submission for this indication to FDA)	$—	$310	$1,182	$11,000
Chronic Back Pain and Lumbar Ischemia (a)	$5	$285	$1,267	$10,000

(a)	We anticipate the estimated spending over the next three years on pre-clinical and clinical studies for the Lumbar Ischemia indication if, in our opinion, the results of our pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.

2.	Pre-Clinical Research and Development

We are continuing the research to identify and evaluate medical indications that may benefit from our drug candidates. The results of our research, in addition to our evaluation of the market, determine whether we graduate a new drug candidate from research to development.

Bone Disease. We have obtained data from animal experiments that FGF-1 is a strong stimulator of new bone growth when administered in mice. We will now carry out additional experiments in larger animals (sheep) that give responses that are more predictive of the results of similar experiments on human.

Diabetes: We are exploring pre-clinical research in an animal model of diabetes, where we will examine the effect of FGF-1 to stimulate beta-cell production in the pancreas. Beta cells are the insulin-producing cells of the body.

Stroke: We are continuing its research with experimental animal models of both acute and chronic stroke, and we are examining the potential improvement in neurological deficits caused by stroke after treatment with FGF-1.

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

(a)	Including heart diseases, coronary heart disease, stroke, hypertensive disease, and heart failure
(b)	Direct costs include hospital, nursing home, physicians/other professionals, drugs/other, medical durables, and home healthcare
(c)	Indirect costs include lost productivity/ morbidity and lost productivity/mortality

We are focusing first on the growth of new blood vessels in patients with coronary heart disease as our lead indication. According to the AHA 2007 Update, $9.2 billion is likely to be spent on drugs that treat coronary heart diseases in 2007. Existing treatments include open heart bypass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stints into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, we believe that treatment with our drug candidate CVBT-141A will be able to lower the overall cost of treating coronary heart disease.

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

Our specific goals for 2007 relative to advancing our product development pipeline are as follows:

•	Submit final study report to FDA for the Phase I clinical trial in Severe Coronary Heart. Disease trial.

•	Complete the Wound Healing Phase I trial.

•	Begin Phase II in the Severe Coronary Heart Disease trial.

•	Complete the Peripheral Artery Disease (PAD) Phase I trial.

•	Complete the Proof of Concept trial for Lumbar Ischemia and Disc Ischemia.

•	Conduct research to understand whether FGF-1141 can trigger the growth of new beta cells for insulin production in diabetics.

•	Obtain FDA authorization and begin our Phase II Wound Healing Trial.

•	Conduct research to understand whether FGF-1141 can trigger bone growth in the hips of sheep.

B.	Establish Marketing, Sales and Distribution

As we approach the drug registration process for each of our drug candidates, we intend to start implementing our marketing program for the relevant drug candidates. We may enter into a marketing arrangement with a partner in the United States and/or Europe between now and the time of such approval. However, assuming we have no marketing and distribution partner, we are currently in the process of developing an internal marketing and sales program. In that regard, we have entered into a distribution agreement with Cardio Phage International (“CPI”), an affiliated Bahamas corporation, to handle future distribution of our approved drugs and any other products which we may license to CPI. CPI’s territory is limited to areas other than the United States, Canada, Europe, Japan, the Republic of Korea, China and Taiwan. We have made no payments to, or received payments from, CPI and do not anticipate any such payments in the near future. Pursuant to this agreement, CPI is obligated to pay us an amount equal to 50% of its gross revenues from sales of our products after deducting CPI’s direct and certain indirect costs. This agreement has a term of 99 years. In addition, we have entered into an agreement with Korea Biotechnology Development Co., Ltd., or KBDC, an affiliated company, to commercialize, manufacture and sell our products for a period of 99 years in all of Korea, China and Taiwan. As part of that transaction, KBDC arranged for the purchase of 8,750,000 of our shares of common stock for $3,602,000. KBDC also agreed to fund all of the regulatory approval process in Korea for any of our products. KBDC will pay a royalty to us equal to ten percent of its net revenues from the sale of our products.

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

These potential customers are those people whose doctors have informed them that presently there exists no traditional medical treatment for their heart disease condition. These patients’ condition could be the result of having already received heart bypass surgery, the result of a heart transplant, or other medical conditions where traditional medical treatments are not applicable. Based on the results of Dr. Stegmann’s second clinical study in Germany, we believe both potential patients and their doctors should be very interested in our new drug candidate for Severe Coronary Heart Disease, CVBT-141A, containing FGF-1 141, as treatment to grow new blood vessels for the human heart around clogged arteries.

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

Specifically, we will (1) market economics and patient care to payers to secure reimbursement agreements, (2) market to the leading cardiac hospitals the economics and patient care in an effort to have the product adopted as “Standard of Care,” which status will aid in marketing to the other cardiac hospitals, (3) market patient care and economics to the doctors, and (4) market a state of well being to patients. We have engaged consultants who have studied programs to market to hospitals and patients. We have also conducted conferences across the country, marketing to doctors. We have consultants working on economic models for marketing to payers.

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

Specific Marketing and Sales Plan for Our Drug Candidate for Wound Healing. We are currently formulating our sales and marketing plan for the drug candidate for Wound Healing. We anticipate that the strategy may be similar to the strategy for sales and marketing of our drug candidate for Severe Coronary heart Disease.

E.	Facilities

In March 2006, we moved our headquarters and administrative offices to Las Vegas, Nevada. This facility is adequate for anticipated future needs. Our office space in Las Vegas comprises 7,190 square feet for a period of sixty months with a monthly rent of $16,897. In addition, we have expanded space of 3,911 square feet for the period of fifty four months with a monthly rent of $9,191. We also have a facility in San Diego with a lab and office space. This space comprises 6,768 square feet and is equipped with wet labs, chemical hoods and a fully functional vivarium, in which animal efficacy experiments can be performed. The lease is for eighty one months and the monthly rent is $15,228 per month.

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

For details about our contract with Phage to develop and manufacture our drug candidates and our lease guarantee see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments, and Item 13. Certain Relationships and Related Transactions and Business—Patents and Proprietary Technology.

G.	Collaboration

We continue to be open to and to evaluate the economic benefits of collaborations on research and development activities for individual or groups of potential new drug candidates in our product pipeline. In this regard, we are currently exploring the possibility of obtaining the commercial rights to human fibroblast growth factor-1 mutants that may have enhanced stability or potency as a therapeutic agent.

H.	Training

The procedure to administer our drug candidate for Severe Coronary Heart Disease is a relatively simple procedure for a cardiac surgeon. The procedure to administer the drug candidate to PAD patients is a relatively simple procedure for a vascular surgeon. Based on discussions with surgeons participating in our current clinical trial, no additional training for surgeons who will administer the drug in the future will be needed. The procedure for administering our drug candidate for Wound Healing is also a relatively simple procedure for healthcare providers of applying a salve to the wound. We believe that no additional training for administering the drug in the future will be needed.

I.	Competition

Currently, we are not aware of anyone injecting a fibroblast growth factor protein into the wall of the heart to stimulate the growth of new blood vessels in Severe Coronary heart Disease. There are a number of companies pursuing a gene-therapy based approach. Mytogen, Inc. acquired from GenVec, Inc. the rights to a gene therapy agent know as “Bio-bypass” and is currently conducting a Phase II trial in 126 patients in Europe. Results from this trial have not yet been announced. We are also aware of several commercial firms active in regenerating blood flow to the heart using cell therapy. We believe most of this research involves gene therapy which may involve more patient risk, as no gene therapy has been approved by the FDA. Other companies, including Sanofi-Aventis and Genzyme, have clinical programs aimed at growing new blood vessels in the legs of diabetics and, again, are using a gene-therapy approach. In the area of wound healing, Genentech, Inc. is performing a Phase II trial in diabetic wound healing, evaluating the protein growth factor vascular endothelial cell growth factor (“VEGF”). In addition, Johnson & Johnson has a marketed growth factor product with the name Regranex ®. See also “Risk Factors—Risks Related to the Company— Competition and technological change may make our products and technology less attractive or obsolete .”

J.	Patents and Proprietary Technology

Cardio entered into a joint patent agreement with Phage as of February 28, 2007. Cardio plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. Cardio and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that Cardio would have exclusive rights within a defined filed, while Phage would have exclusive rights outside that field. Cardio and Phage now wish to enter a new agreement superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledge that the jointly owned and cross-licensed rights are key to the parties’ respective plans for development and commercialization and wish to further clarify the parties’ respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, Cardio shall pay a 6% royalty on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this Agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.

We entered into this joint ownership arrangement in order to protect us from any issues arising from research that may be conducted by Phage on our behalf that could have possible adverse affects on patentability of findings from this research. Under U.S. patent law, common ownership of patents and patent applications covering related developing technologies provides potential advantages related to patentability of inventions. For example, subject matter developed by Phage that qualifies as prior art only under certain provisions of the Patent Laws would not render obvious (un-patentable) a claimed invention of the Company, where the Phage-developed subject matter and we claimed invention was commonly owned.

In addition, we may elect to either (i) purchase the bulk product from Phage for a price equal to ten percent of our net sales price of the drug product or (ii) pay Phage a six percent royalty on the net sales price of our drug product which is produced by another contract manufacturer or by us. It is our expectation to acquire our drug products from Phage; however, we are able to use another contract manufacturer or manufacture it ourselves.

The agreement with Phage has no termination provision and expires on the last to expire of the applicable patent rights involved, currently August 15, 2021, but the agreement will automatically be extended for a period equal to the expiration date of any newly filed patent applications. During the term of the agreement, Phage and the Company are jointly responsible for filing and maintaining all patents and applications that involve FGF-1 141, including splitting related costs.

Under this arrangement, we have an undivided half interest in four allowed U.S. patents, one U.S. patent application that is pending, and all foreign patent applications related to the U.S. patents and applications.

We have no joint ownership agreements with any entity that is conducting research on our behalf other than the joint ownership agreement with Phage; however, we may consider engaging in such an arrangement again to protect intellectual property in which we acquire or develop an interest.

We require the employees to execute confidentiality agreements in connection with their employment with us. We also require our employees, consultants and advisors who we expect to work on the products to agree to disclose and assign intellectual property beneficial to the Company or conceived using our property or which relates to our business. Phage follows similar policies. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that the Company regards as proprietary. Finally, our competitors may independently develop similar technologies. Due to the importance of our patent portfolio to its business, we may lose market share to our competitors if we fail to protect its intellectual property rights, which may entail great expense.

The biopharmaceutical industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that its products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by United States patents held by our competitors. In addition, our competitors may assert that future products of ours may infringe their patents.

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

J.	Government Regulation

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

Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA in the form of a new drug application (NDA) or a biologics licensing application (BLA) for approval to commence commercial sales. Currently, all current and planned drug candidates containing FGF-1 141 are designated as biologics and will be required to file a BLA, which has, as one of its approval components, an FDA inspection of the manufacturing facility producing the biologic. Following review of the clinical data and the facility inspection, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

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

K.	Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

M.	Employees and Other Personnel

As of April 19, 2007, our employees and other personnel consist of:

	Full Time	Part Time	Contract	Technical supporting contractors (through an agreement with a related party)
Research and Development	5	—	4	9

General and Administration	20	2	6	—

Total	25	2	10	9

None of our employees are represented by a labor union, and we believe it has good employee relations.

Results of Operations

Three months Ended March 31, 2006 and 2007

Our activities during the quarter ended March 31, 2007 consisted of research and development and general corporate activities to support our FDA clinical trials. Research and development expenses increased 10% from $1,469,698 to $1,614,348 for the three months ended March 31, 2006 and 2007, respectively.

The increase of $144,651 in research and development is part due to increased clinical costs of $184,633 and contract clinical support through an affiliate of $537,044 coupled with reduction in salaries of $356,589 and operating expenses of $134,352 for the quarter ended March 31, 2007. The increase in clinical costs is due to the following clinical trials updates:

Clinical Development:

i) Severe Coronary Heart Disease: As of March 31, 2007, the Phase II trial utilizing a catheter system is being finalized for FDA submission. Currently we are waiting for final comments from the catheter company in regards to the protocol. The catheter company has provided us with Canadian clinical trial sites that are willing to participate in our Phase II trial. On the other hand, we have finalized the development of a clinical protocol for our Phase II study, where we will test its drug candidate CVBT-141A (surgical delivery) in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen an international clinical research organization, Kendle, to manage the international Phase II trial.

ii) Wound Healing: We have been authorized by the FDA to conduct clinical testing of its wound healing drug candidate, CVBT-141B, with API, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at one clinical site located in the Pittsburgh, PA area. As of March 31, 2007, seven patients have been dosed. We have commenced a Phase I clinical trial in patients with diabetes or venous stasis ulcers, where approximately 80% of the patients have been enrolled and treated with our drug candidate with no adverse events reported. A Phase I clinical protocol to use FGF-1 to treat children with second degree burns is being prepared for submission to the Shriner’s Burn Institute in Cincinnati, Ohio.

iii) Peripheral Artery Disease: A clinical protocol for a PAD Phase I study in diabetic patients has been prepared and was submitted to the FDA for their review in August 2006. We have received FDA- authorization to initiate our Phase I clinical trial in PAD patients suffering from intermittent claudication which is a form of PAD. Clinical trial sites are being identified and provided with the approved clinical protocol to provide quotes to carry out the study. Colorado Prevention Center will be the contracted clinical research organization that will manage this trial and they are currently negotiating with six U.S. medical centers to perform this trial.

iv) Lumbar Ischemia: As of March 31, 2007, four patients have been dosed in low dose group with no adverse events reported. In Phase I trial 32 patients with chronic back pain will be enrolled and will receive four doses of FGF-1 (as two injections in the back).

Pre-Clinical Development:

i) Bone: Data from a second animal model of bone growth indicated a robust effect of FGF-1 on the growth of new bone after a local injection to skull bones. The effect was significant and substantial. Additional bone growth studies in animals are under discussion with our collaborators at Tufts University.

	For the Three Month Periods Ended March 31,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Research and development (a)	$1,470	$1,614	$144	10%

(a)	Includes $326,205 and $542,732 paid to Phage Biotechnology Corporation.

General and administrative expenses increased 33% from $2,658,642 to $3,529,657 for the quarter ended March 31, 2006 and 2007, respectively. The increase of $872,000 is the result of a substantial increase in our professional fees of $540,000. This increase was due to a feasibility study to incorporate economic evaluations in to a development process that will allow us to produce a product with a compelling value proposition, poised to obtain the broadest possible payer coverage and clinical utilization. We have also contributed 287,000 to a non-profit medical education organization as it is being more active in our corporate development and marketing.

As of quarter ended March 31, 2007, we have a total of twenty full time and two part time employees compared to fourteen during the same period in prior year.

	For the Three Month Periods Ended March 31,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
General and administrative (b)	$2,658	$3,530	$872	33%

(b)	Includes $55,031 and $20,643 paid to Phage Biotechnology Corporation.

Interest income increased to $100,700 from $92,000 for the three months ended March 31, 2006 and 2007, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of the convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Three Month Periods Ended March 31,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest Income	$92	$101	$9	10%

Interest expense increased to $3,220,000 from $204,000 by $3,016,000 for the three months ended March 31, 2006 and 2007, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly, and as of March 31, 2007, our non-cash charges to interest expense for amortization of deferred financing costs is $125,272 and amortization of discount for the fair value of derivatives is $2,454,599 aggregating $2,579,876 of interest expense from amortization.

	For the Three Month Periods Ended March 31,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest Expense	$204	$3,220	$3,016	1,478%

Adjustment to fair value of derivatives increased from $(1,525,639) to $(2,125,630) and adjustments to the fair value of derivatives- other decreased from $(1,181,670) to $552,504 for the three months ended March 31, 2006 and 2007. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, we may show “Other Income”, conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense,” conversely, if it decreases, we may show “Other Income.” Since the issuance of the Convertible Notes on March 20, 2006 to the period ended March 31, 2007 our Company’s stock price has decreased from $7.15 to $1.43. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 74.60% to 94.32%.

4.	Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2007, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through March 31, 2007, we have received net proceeds of approximately $50,013,491 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through March 31, 2007.

Net Proceeds
(Dollars in thousands)
Pre IPO
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$521
Common Stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	12,756

Post IPO
Net proceeds from the IPO	14,682
1,725,000 shares of common stock sold at $10.00 per share net of the options exercised	378
808,466 stock option exercised
Net proceeds from private placement of senior secured convertible note of Senior Secured Notes with warrants to purchase 705,882 shares of common stock	18,617

Total net proceeds from financing through March 31, 2007	50,859

Deferred financing cost pending London Listing	(845)

Net Proceeds per statement of cash flow	$50,013

On March 20, 2006, we have completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. We will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses have been paid by us, such that the Company realized net proceeds in the amount of $18,447,000.

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we received revenue from the sale of drugs containing FGF-1141 after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

At March 31, 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $51,144,000 and $50,181,000 respectively, as compared to $45,150,000 and $44,180,000 at December 31, 2006. These loses expire through 2021. The utilization of net operating loss carry forwards may be limited in the event of an ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company also has a federal research and development credit carry forward of $659,000.

For the three month period ended March 31, 2007, the Company recognized tax benefits in amount of $3,255,834 related to temporary differences and the benefit of losses carried forward and recorded a valuation allowance against these tax benefits of an equal amount. Accordingly, no deferred income tax benefit has not been recognized in these financial statement since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

6.	Cash Flow

Three months ended March 31, 2006 and 2007

For the quarter ended March 31, 2007, our operating activities consumed cash of $5,200,612, an increase of $1,526,502 compared to the quarter ended March 31, 2006. Our activity level during the first quarter of 2007 increased over the level of activity in the same period in 2006 in both research and development activities and our general and administrative activities because of an increase of clinical trials in “Severe Coronary Heart Disease, Wound Healing and Peripheral Artery Disease”. Our marketing activities and personnel have been increased to help the Company moving forward with its strategic goals.

Purchase of restricted cash investments consumed $1,446 of cash combined with $56,572 of capital expenditures for property and equipment, resulting in $58,018 of cash consumed in investing activities for the quarter ended March 31, 2007, which was a decrease of $347,658 compared to the quarter ended March 31, 2006.

For the quarter ended March 31, 2007, the Company used $278,929 in financing activities primarily for deferred financing cost.

7.	Funding Requirements

The Company does not expect to generate significant additional funds unless and until the Company obtains marketing approval for and begin selling, one of its new drug candidates. The Company believes that the key factors that will affect its internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch one of our new drug candidates;

•	the success of our other pre-clinical and clinical development programs; and

•	the receptivity of the capital markets to financing by biotechnology companies.

•	our revenues, if any, from successful development and commercialization of our potential products.

Based on historical as well as budgeted expenditures, the Company believes it will need to raise additional external funds in the future through the sale of additional equity or debt securities to continue to develop our drug candidates at our current rate of expenditure. The sale of additional equity securities will result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could harm the financial condition and operating results.

8.	Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of March 31, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations(a)	$14,609	—	$14,609	—	—
Operating lease obligations(b)	$2,554	$221	$982	$1,100	$251

Total	$17,163	$221	$15,591	$1,100	$251

(a)	The Company sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. The Company has the option to pay the interest with registered common stock (see Note 9). During the third quarter of 2006, Noteholders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the quarter ended March 31, 2007, Convertible note holders elected to convert $3,493,266 of their notes receivable to 3,655,993 shares of common stock for an average price of $1.00. Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if the company chooses to make payments in cash, the company would have a liability of approximately $3,506,000.
(b)	In November 2005, the Company entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. The Company has one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. The Company occupied this property in March 2006. Cardio entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,322,637 including approximately $465,596 in base rent for the expanded space throughout the term of the lease. Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space.

Our major outstanding contractual obligations are summarized as follows:

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology Corporation	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for CardioVascular indications	24-Oct-01	Ongoing

5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-04	Upon delivery of and payment for catheters

1)

The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. At the Company’s election and as part of that agreement, the Company is obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured for the Company by Phage or (ii) pay to Phage a six percent royalty based on the Company’s drugs which Phage does not manufacture for us.

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

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Number of Contracts	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
8	Phage Biotechnology Corporation	Lease Guarantee- San Diego	15-Mar-06	15-Aug—13
9	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
10	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
11	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
14	Zimmerman Adams International	Investing banking	6-Jun-06	Ongoing
15	Baker Tilly	Professional Services	1-July-06	Ongoing

7)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.

8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.

9)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.

10)

Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs with FGF-1 141 as API after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

11)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

12)	Kendle (formerly Charles River Laboratories) will support us in our Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.

13)

The Bruckner Group Incorporated will assist us in exploring the potential economic consequences of applying FGF-1141to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.

14)	The purpose of this consulting agreement is to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). The Company will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP upon admission to AIM.

15)	Baker Tilly a provider of accountancy and business services is assisting Cardio in preparation of the admission document for London Stock Exchange’s Alternative Investment Market, or AIM.

	For the Quarter Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007
	2006 (unaudited)	2007 (unaudited)
			(Unaudited)
	(Dollars in thousands)
Service Fees Paid for Main Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$368	$200	$4,748
Catheter and Disposables Technologies	3	—	81
BioRASI	57	102	1,028
Kendle (formerly Charles River Laboratories)	—	170	1,103
Bruckner Group Incorporated	—	360	597
Zimmerman Adams International	—	100	202
Baker Tilly	—	152	320

Total	$428	$1,084	$8,079

9.	Off-Balance Sheet Transactions

At March 31, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company may have interest rate exposure to market risk with our cash and cash equivalents. Interest rates on our money market accounts ranged from 5.23% to 5.35% for the quarter ended March 31, 2007. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which the Company believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. The effective duration of our portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, the Company does not believe that there is any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At March 31, 2007, there was $14.6 million of floating rate debt outstanding which is subject to interest rate risk. Interest rates on our convertible notes payable was 12.35% for the quarter ended March 31, 2007. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $146,000 and our cash flow should the Company choose to pay this interest in cash in lieu of paying in-kind.

Foreign Currency Risk

Most of our transactions are conducted in United States dollars, although the Company does have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in United States dollars. If the exchange rate changed by ten percent, the Company does not believe that it would have a material impact on the results of operations or cash flows.

Derivative Securities Risk

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

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of our business. The Company is currently not a party to any existing or threatening litigation or claim.

Item 1A.	Risk Factors

Risks Related to the Common Shares

The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future, and the Company may never achieve or maintain profitability.

Since its inception, the Company has incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of $44,564,873 as of March 31, 2007. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

•	seek regulatory approvals for our new drug candidates

•	develop, formulate, manufacture and commercialize our new drug candidates

•	implement additional internal systems and infrastructure

•	hire additional clinical, scientific, administrative and sales and marketing personnel.

The Company also expects to experience negative cash flow for the foreseeable future as it funds the operating losses and capital expenditures. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company does not expect to generate revenues unless one of its drug candidates is approved and may not be able to generate these revenues even if one is approved. The Company may never achieve profitability in the future.

At March 31, 2007, the Company had $2,965,437 in cash, cash equivalents and $173,807 in restricted cash. On March 20, 2006, the Company completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. The Company believes that it would be necessary to raise additional funds to maintain the current level of activity. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will not have a significant dilutive effect on the Company’s existing stockholders.

If the Company continues to incur operating losses for a period longer than we anticipate, the Company will be unable to advance our development program and complete the clinical trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. The Company expects that it will fund the working capital requirements on research and development, selling, general and administrative expenses and capital expenditures with the current resources, the net proceeds of the financing the Company completed in March 2006. The Company may need to raise additional capital sooner, however, due to a number of factors, including:

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

If a triggering event occurred such that would require the Company to pay off its convertible notes, the Company may need additional financing to complete the business plan in a timely manner. Such financing might not be available, or if available, the terms might not be satisfactory.

On March 20, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, that the Company received net proceeds of $18,447,000. The convertible notes are presently convertible at the option of the holders into 1,666,666 shares of common stock based on a fixed conversion price of $12.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7 per cent. Substantially all of the Company’s assets secure the notes. The Company will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if it fails to issue and deliver certificates of common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event, the holder of a note has the option to require us to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price is $8.50 per share.

If the Company is unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on its liquidity, as well as a potential change of control of the Company.

In the future, the Company may not be able to raise additional necessary capital on favorable terms, if at all.

The Company does not know whether additional financing will be available when needed or on terms favorable to us or our stockholders. The Company may raise any necessary funds through public or private equity offerings, debt financing or additional corporate collaboration and licensing arrangements. To the extent that the Company raises additional capital by issuing equity securities, its stockholders will experience dilution. If the Company raises funds through debt financing, the Company may become subject to restrictive covenants. The Company’s recent debt financing is secured by all of the Company’s assets. To the extent that the Company raises additional funds through collaboration and licensing arrangements, the Company may be required to relinquish some rights to its technologies, product candidates or grant licenses on terms that are not favorable to the Company.

FGF-1141 is currently the only active pharmaceutical ingredient in all of our drug products. Because the development of FGF-1141 is subject to a substantial degree of technological uncertainty, the Company may not succeed in developing it.

Unlike many pharmaceutical companies that have a number of products in development and that utilize many technologies, the Company is dependent on the basic drug technology for the success of the Company. While the Company’s core technology has a number of potentially beneficial uses, if that core technology is not commercially viable, the Company currently does not have others to fall back on and the business will fail.

The Company’s new drug candidates are still in research and development and the Company does not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

•	be found ineffective or cause harmful side effects during pre-clinical studies or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale;

•	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occurs, the Company may never successfully market products in which the API is FGF-1141.

The Company may not receive regulatory approvals for its new drug candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company’s new drug candidates and in ongoing research and product development activities. The new drug candidates are still in research and development and the Company has not yet requested or received regulatory approval to commercialize any of them from the FDA or any other regulatory body. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or encounter delays in obtaining or maintaining regulatory approvals, it could adversely affect the marketing of one or all of our new drug candidates, as well as our liquidity and capital resources.

In particular, human therapeutic products are subject to rigorous pre-clinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to these products and their marketing. Any delay in, or suspension of, the clinical trials will delay the filing of the Company’s applications with the FDA to market the drug in the United States and ultimately, the Company’s ability to commercialize the new drug candidates and generate product revenues.

In connection with the clinical trials, the Company faces the risks that:

•	The Company or the FDA may suspend the trials;

•	the Company may discover that FGF-1141 may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials;

•	patients may die during the trials, even though treatment with the new drug candidates may not have caused those deaths;

•	the Company may not be able to produce sufficient quantities of FGF-1141 to complete the trials.

The Company may encounter delays or difficulties in its clinical trials, which may delay or preclude regulatory approval of the drug candidates.

In order to commercialize the Company’s new drug candidates for coronary heart disease treatment and as a wound healing agent, the Company must obtain regulatory approvals for that use. Satisfaction of regulatory requirements typically takes many years, is expensive and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals, the Company must, among other requirements, complete clinical trials demonstrating that each drug candidate is safe and effective for a particular disease treatment.

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

As of April 19, 2007, we had four scientists on staff, including John W. Jacobs, Ph.D. and Kenneth A. Thomas, Ph.D., and nine scientists under month to month contracts through a technical support agreement with a related party, including our Co-President and Chief Medical Officer, Thomas Stegmann, M.D. The loss of any of our lead scientists, Thomas Stegmann, M.D., John W. Jacobs, Ph.D. or Kenneth A. Thomas, Ph.D., could impede the achievement of our development objectives.

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

Daniel C. Montano, our Chairman of the Board, Co-President, Chief Executive Officer and the owner of 23.8% of the voting control of our company, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the SEC and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Also, as set forth in the following two risk factors, Mr. Montano has substantial potential conflicts of interest due to his position as Chairman of the Board, President, Chief Executive Officer and significant stockholder of Phage, our affiliate that manufactures FGF-1 141 for us.

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

We have a number of relationships with Phage, an affiliated company, which may create conflicts of interest. Pursuant to a joint ownership and license agreement with Phage, subject to certain contractual commitments, we own a one-half undivided interest in the U.S. and foreign patents and patent applications necessary to develop and commercialize our new drug candidates in which FGF-1 141 is the active pharmaceutical ingredient (“API”). We entered this agreement to protect our ability to obtain patent protection on processes developed in conjunction with Phage, which processes might be useful to Phage in other unrelated products. Pursuant to that agreement, we also have an exclusive license to develop and commercialize new drug candidates with FGF-1 141 as the API. Phage provides technical development services to us, and currently is our sole supplier of FGF-1 141. In addition to FGF-1 141, Phage is currently in the process of developing other drug products that are not expected to have any relation to our proposed product or business. Notwithstanding the foregoing, nothing in our agreements precludes Phage from participating in activities competitive to ours.

Daniel C. Montano beneficially owns approximately 23.8% of our outstanding voting stock. Mr. Montano also owns 18.9% of the outstanding voting stock of Phage. He is the Chairman of the Board, President, and Chief Executive Officer of both companies. In addition, we own 4.3% of Phage’s outstanding common stock.

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

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs in which FGF-1 141 is the active pharmaceutical ingredient after the FDA approves such drugs, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

We do not have manufacturing capability. We rely on Phage, which is an affiliate, for our bulk drug product. Any problems experienced by such supplier could negatively affect our operations.

We have entered into an agreement with our affiliated company, Phage, to manufacture our drug candidates containing FGF-1141 for us and to supply it to us. We are currently exploring a back-up contract manufacturing source for our drug candidates, but to date have not concluded any supply contracts. The agreement with Phage expires August 15, 2021, unless we co-develop additional patents, and then the agreement will expire on the date of the last patent to expire. Any significant problem that Phage or one of Phage’s suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative supply. Any delay or interruption would likely lead to a delay or interruption in the production of our drug candidates and could negatively affect our operations. In addition, as part of the drug approval process, The FDA will inspect Phage prior to approval of the drug. If we obtain FDA approval for drug candidates in which FGF-1 141 is the API, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay our distribution of our drug candidates and thus negatively affect our ability to generate revenues.

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

Fibroblast growth factor 1, or FGF-1141, and derivatives are powerful stimulators of new blood vessel growth. Our intellectual property rights cover certain methods of manufacturing and using these forms, but do not cover the primary structure of FGF-1 141 or derivatives, and there are other ways to manufacture FGF-1 141 not covered by our patents. Consequently, we may not prevent others from manufacturing FGF-1 141 by a different technology. Moreover, other uses of FGF-1 141 are not covered by our existing patents.

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

The defense of patent infringement suits is costly and time-consuming and outcomes are uncertain. An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of our products or processes, then we may lack freedom to operate in accordance with our business plan. Among such patents are various patents owned by third parties that cover the manufacture, sale and use of various forms of FGF-1 141.

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

We have an undivided half interest with Phage in the patents and patent applications and an exclusive license from Phage of our interest, pursuant to an agreement dated August 16, 2004, which was later amended and restated May 23, 2006, then superseded by a new agreement dated February 28, 2007. This position has not yet been recorded at all national patent offices. We are working with our international patent specialist to have national patent office registers updated to show the ownership and license arrangements and any other interests in the patents and applications that can be registered by us, or which it is obliged to register on behalf of others. While this will be implemented in a timely fashion, the time it takes to record changes varies from one national patent office to another and in some cases can take a number of months. Phage will assist us as required in updating the patent registers and Phage has warranted and undertaken that no agreements will be entered into by Phage with third parties without putting such third parties on express notice of our patent rights and interests and further, such third parties will be required by Phage to acknowledge in any agreement our patent rights and interests and be subject to them.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of former employers.

As is common place in the biotechnology industry, we employ now, and may hire in the future, individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although there are no claims currently pending against us, we may be subject to claims that we or certain employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a significant distraction to management.

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

While we plan to apply for the admission of our common stock to trading on AIM, a market sponsored by the London Stock Exchange for emerging and smaller growth companies, there can be no assurance that an active trading market for the common stock will develop on the AIM or, if developed, that it will be maintained. AIM may not provide the liquidity often associated with other exchanges. The future success of AIM and liquidity in the market for our common stock cannot be guaranteed. In particular, the market for our common stock may be, or may become, relatively illiquid and therefore the common stock may be or may become difficult to sell. Although the common stock may be admitted to trading on AIM this should not be taken as implying that there will be a liquid market in the Common Shares.

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

During the quarter ended December 31, 2006, Convertible note holders elected to convert $1,601,791 of their notes receivable to 968,971 shares of common stock for an average share price of $1.84 (including 74,518 committed shares). During the quarter ended December 31, 2006 and the period from March 11, 1998 (inception) to December 31, 2006, $25,454, $33,028 of interest on senior secured convertible notes was paid with common stock

During the three month periods ended March 31, 2006, and 2007 and the period from March 11, 1998 (inception) to March 31, 2007, $0, $3,493,266, and $5,246,049 of senior secured convertible notes payable were converted into 0, 3,655,993, and 4,660,946 shares of uncommitted common stock and also $0, $0, and $144,731 of senior secured convertible notes payable were converted into 0, 0, and 74,518 shares of committed common stock, respectively. During the three month periods ended March 31, 2007, $72,226 of interest on senior secured convertible notes was paid with common stock

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

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

Our officers, directors and principal stockholders together control approximately 65.13% of our outstanding common stock. These stockholders have signed an agreement to act together, and will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Use of Proceeds from Private Placement

The Company has expended approximately $15,631,563 of the proceeds from the senior secured notes of which approximately $4,327,338 was expended for funding pre-clinical and clinical trials and $9,461,414 for general and administrative activities. The Company has also expended approximately $1,842,810 for interest on the senior secured notes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2007.

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