Form 10-Q/A
period 2006-09-30
CardioVascular BioTherapeutics, Inc.
filed 2007-06-26
CIK 1303497

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A amends CardioVascular BioTherapeutics, Inc.’s original Quarterly Report on Form 10-Q for the third quarter September 30, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on November 6, 2006.

This Amendment No. 2 is being filed to correct the Additional Paid-In Capital Restated and Total columns for Option and Warrant Derivatives for the Balance of September 30, 2006 of the Statements of Stockholders Equity page 6, the Amortization of Discount Related to Warrant Derivatives, for “the Period from March 11, 1998 (Inception) to September 30, 2006 Restated” column of the Statement of Cash Flows page 7, the “Earnings Per Share, Diluted Earnings Per Share of the Three Months Ended September 30, 2006 Restated” column of the Statement of Operations table on page 4 and the Stock Options and Convertible Notes Payable of September 30, 2006 column on the table on page 15. Aside from minor typographical and formatting corrections, we have not amended or updated any other information included in this Form 10-Q/A filed May 21, 2007.

*****

CardioVascular BioTherapeutics, Inc. filed Amendment No. 1 to its original Quarterly Report on May 21, 2007 to correct an error in identifying certain financial instruments as derivatives in the application of certain accounting principles related to the issuance of employee stock option and warrant transactions in prior periods. EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” required the Company to adjust the “fair value” of these previously issued and vested options and warrants and reclassify them from additional paid in capital to derivative liability accounts on the balance sheet.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE NINE MONTHS AND THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2005 AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Nine Months Ended September 30,		Three Months Ended September 30,		For the Period from March 11, 1998 (inception) to September 30, 2006
	2005	2006 Restated	2005	2006 Restated	Restated
Operating expenses:
Research and development (a)	$2,266,631	$4,756,693	$1,071,517	$1,555,211	$14,234,206
Selling, general and administrative (b)	6,577,642	8,801,457	3,363,393	3,150,552	23,331,244

Total operating expenses	8,844,273	13,558,150	4,434,910	4,705,763	37,565,450

Operating loss	$(8,844,273)	(13,558,150)	$(4,434,910)	$(4,705,763)	$(37,565,450)
Other income (expenses)
Interest income	209,255	604,774	86,001	205,830	964,748
Interest expense	(1,589,485)	(3,588,970)	(37,539)	(1,775,719)	(9,078,568)
Other income (expenses)	—	—	—	—	(5,254)
Adjustments to fair value of derivatives	—	8,632,765	—	4,941,277	8,632,765
Adjustments to fair value of derivatives- Warrant and option derivatives		7,998,795		3,058,920	7,998,795
Equity in loss of unconsolidated investee	—	—	—	—	(15,000)

Net other income (expenses)	(1,380,230)	13,647,364	48,462	6,430,308	8,497,486

Net loss before Provision for Income Taxes	(10,224,503)	89,214	(4,386,448)	1,724,545	(29,067,964)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(10,224,503)	$89,214	$(4,386,448)	$1,724,545	$(29,067,964)

Earnings per share
Basic earnings per share	$(0.09)	$0.00	$(0.04)	$0.01
Diluted earnings per share	$(0.09)	$0.00	$(0.04)	$0.02
Shares used to calculate loss per share
Basic earnings per share	119,526,639	124,029,565	122,664,860	124,081,534
Diluted earnings per share	119,526,639	127,129,201	122,664,860	127,181,171

(a) Research and development with related parties (Notes 4 and 13)	$716,587	$2,272,227	$348,106	$1,140,773	$5,396,187
(b) Selling general and administrative expenses with related parties (Notes 4 and 13)	$480,276	$1,728,806	$200,991	$164,665	$7,126,907

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital Restated	Accumulated Deficit Restated	Total
			Shares	Amount	Shares	Amount
Issuance of common stock for conversion of convertible notes	(6)				1,649,550	1,650		4,529,550		4,531,200
conversion of convertible preferred stock	(7)		(28,100)	(28)	810,000	810	2,000	(2,782)
Interest on benefit conversion feature								2,050,000		2,050,000
Issuance of stock options for services								79,177		79,177
Net loss									(8,013,479)	(8,013,479)

Balance, December 31, 2004			23,250	23	112,649,650	112,650	2,000	11,293,919	(16,791,257)	(5,382,665)

Issuance of common stock for cash	(8)				1,725,000	1,725		14,709,660		14,711,385
Conversion of convertible notes	(6)				4,228,000	4,228		10,326,773		10,331,001
Conversion of convertible preferred stock	(7)		(23,250)	(23)	4,325,000	4,325	(2,000)	(2,303)		(1)
Exercise of options	(10)				123,466	123		82,880		83,003
Issuance of warrant for cash	(9)							75		75
Issuance of stock options for services	(11)							1,812,010		1,812,010
Warrants exercised	(12)				848,482	848		(848)
Net loss									(12,365,921)	(12,365,921)

Balance, December 31, 2005			—	$—	123,899,598	$123,899	$—	$38,222,166	$(29,157,178)	$9,188,887

Warrants exercised	(12)				89,116	89		(86)		3
Exercise of options	(10)				265,000	265		129,235		129,500
Issuance of stock for services	(13)				20			122		122
Conversion of convertible notes	(6)				82,500	83	28	303,189		303,300
Option and warrant derivatives	(13)							(12,209,055)		(12,209,055)
Stock based compensation	(11)							368,541		368,541
Reclassification of Conversion and interest conversion derivative on note conversion	(16)							206,733		206,733
Reclassification of Interest conversion derivative on actual interest paid	(15)							116,206		116,206
Reclassification of option derivative for options exercise	(17)							1,074,000		1,074,000
Net loss (unaudited)									89,214	89,214

Balance, September 30, 2006 (Restated)			—	$—	$124,336,234	$124,336	$28	$28,211,051	$(29,067,964)	$(732,549)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30- $2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF00-19
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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005, AND 2006 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

			For the Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30, 2006 Restated
			2005 (Unaudited)	2006 Restated (unaudited)
Cash flows from operating activities:
Net loss			$(10,224,503)	$89,214	$(29,067,964)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			8,937	92,284	112,520
Amortization of beneficial conversion feature			710,001	—	2,050,000
Amortization of deferred debt financing costs			712,664	273,214	2,408,929
Debt and Interest paid with common stock			—	7,576	7,576
Stock based compensation			1,732,698	368,541	2,462,801
Stock issued for services rendered			—	122	122
Warrants issued for services rendered			—	801,250	920,994
Amortization of discount related to warrant derivatives			—	419,292	419,292
Amortization of discount related to conversion feature			—	871,202	871,202
Amortization of discount related to interest on conversion feature			—	691,788	691,788
Adjustments to fair value of derivatives			—	(8,632,765)	(8,632,765)
Adjustments to fair value of derivatives-warrant and option derivatives			—	(7,998,795)	(7,998,795)
Equity in loss of unconsolidated investee			—	—	15,000
(Increase) decrease in:
Due from an affiliate			—	(63,312)	(64,719)
Prepaid expenses			(307,342)	(1,581,017)	(2,030,298)
Other assets			—	(51,905)	(93,655)
(Increase) decrease in:
Due to affiliate			—	8,033	8,033
Accounts payable			(632,630)	350,843	524,606
Accrued payroll and payroll taxes			4,337	(23,321)	102,109
Accrued interest			(1,187,870)	618,552	618,986
Accrued rent			—	79,148	79,148

Net cash used in operating activities	(a	)	(9,183,708)	(13,680,056)	(36,595,090)

Cash flows from investing activities:
Purchase of restricted cash			(41,234)	(33,532)	(170,895)
Purchase of property and equipment			(68,501)	(578,427)	(797,786)

Net cash (used in) investing activities	(b	)	(109,735)	(611,959)	(968,681)

Cash flows from financing activities
Net proceeds from sale of common stock			15,547,972	—	19,451,972
Proceeds from exercise of options and warrants			83,003	129,503	212,506
Proceeds from sale of preferred stock			—	—	520,400
Proceeds from issuance of notes payables			—	—	14,092,200
Deferred debt financing cost			—	(1,648,002)	(3,783,715)
Proceeds from notes payable issued under Reg D			—	20,000,000	20,800,000
Cash paid for deferred offering costs			—	—	(865,516)
Due to net increase (decrease) in affiliates			(522,719)	—	—

Net cash provided by financing activities	(c	)	15,108,256	18,481,501	50,427,847

Increase (decrease) in cash and cash equivalents			5,814,813	4,189,486	12,864,076
Cash and cash equivalents at beginning of period			4,530,221	8,674,590	—

Cash and cash equivalents at end of period			$10,345,034	$12,864,076	$12,864,076

Supplemental disclosure of cash flow information
Interest paid			$1,345,070	$697,491	$2,059,126

California Franchise Taxes paid			$600	$—	$6,000

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

The following table shows the impact of these restatements on the financial statements at September 30, 2006:

	Previously Reported September 30, 2006	Adjustments	Restated September 30, 2006
BALANCE SHEET
Warrant derivative	$—	$662,750	662,750
Options derivative	—	3,274,760	3,274,760
Total Liabilities	14,063,736	3,937,510	18,001,246
Additional paid-in-capital	39,824,417	(11,613,366)	28,211,051
Deficit accumulated during the development stage	(36,743,820)	7,675,856	(29,067,964)
Total stockholders’ equity (deficit)	3,204,961	(3,937,510)	(732,549)
STATEMENT OF CASHFLOWS
Adjustment to fair value of derivatives	(8,955,704)	322,939	(8,632,765)
Adjustment to fair value of derivatives - warrant and option derivatives	—	(7,998,795)	(7,998,795)
For the nine month period ended September 30, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	8,955,704	(322,939)	8,632,765
Adjustment to fair value of derivatives - warrant and option derivatives	—	7,998,795	7,998,795
Net loss (income)	(7,586,642)	7,675,856	89,214
Loss per share
Basic loss per share	(0.06)	0.06	0.00
Diluted loss per share	(0.06)	0.06	0.00
Shares used to calculate loss per share
Basic earnings (loss) per share	123,989,030	40,535	124,029,565
Diluted earnings (loss) per share	123,989,030	3,140,171	127,129,201
For the three month period ended September 30, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	5,208,897	(267,620)	4,941,277
Adjustment to fair value of derivatives - warrant and option derivatives	—	3,058,920	3,058,920
Net loss (income)	(1,066,755)	2,791,300	1,724,545
Loss per share
Basic loss per share	(0.01)	0.02	0.01
Diluted loss per share	(0.01)	0.02	0.01
Shares used to calculate loss per share
Basic loss per share	124,081,534	-	124,081,534
Diluted loss per share	124,081,534	3,099,637	127,181,171

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

Marketing Expense

The company has been engaged in an marketing program consisting of corporate recognition and image development within the medical and medical reimbursement industries. Marketing and advertising expenses are recognized as they occur in accordance with SOP 93-7. During the nine month ended September 30, 2006 and 2005 marketing expenses totaled $2,649,000 and $1,311,000.

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

The following potential common shares have been included from the computation of diluted net loss per share for the period ended September 30, 2006 (unaudited) since their effect would have been anti-dilutive:

	December 31, 2005	September 30, 2006
Stock options	3,161,000	2,378,686
Warrants	375,000	109,091
Convertible notes payable	—	611,860

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

Adjustment to Fair Value of Derivatives	Balance March 20, 2006 (closing date)	Adjustment to Fair Value of Derivatives	Adjustment to Addt’l Paid in Capital	Balance September 30, 2006
Embedded Derivatives	$8,195,564	$(6,655,099)	$(322,939)	$1,217,526
Warrant Derivative	2,383,334	(1,977,666)	—	405,668

Adjustment to Fair Value of Derivatives included in other income (expense)		$(8,632,765)

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

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: (1) The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at September 30, 2006 has been adjusted to reflect its “fair value” of $437,563 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%, (3) risk-free interest rate of 4.875%, and (4) expected remaining life of 2.5 years. During the nine months ended September 30, 2006, a decrease in the fair value of the interest conversion feature liability of approximately $3,189,837 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2004, and 2005 and for the nine month period ended September 30, 2006 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,040,000	$0.30 - $10.00	1,715,000	$0.30 - $ 4.00	2,755,000	$0.30 - $10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$—	124,500	$0.30 - $ 2.00
Forfeitures	20,000	$10.00	—	$—	20,000	$10.00

Outstanding at December 31, 2005	1,170,500	$0.30 - $10.00	1,990,500	$0.30 - $10.00	3,161,000	$0.30 - $10.00
Granted	9,050	$10.00	50,000	$10.00	59,050	$10.00
Exercised	—	$—	265,000	$0.30 - $ 0.50	265,000	$0.30 - $ 0.50

Outstanding at September 30, 2006	1,179,550	$0.30 - $10.00	1,775,500	$0.30 - $10.00	2,955,050	$0.30 - $10.00

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

Warrant activity for the year ended December 31, 2005 and for the nine month period ended September 30, 2006 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	12.50
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	$3.78
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at September 30, 2006	1,230,882	$7.63

Warrants exercisable at December 31, 2004	1,233,330	$0.69

Warrants exercisable at December 31, 2005	375,000	$3.78

Warrants exercisable at September 30, 2006	1,043,382	$7.63

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEPTEMBER 30, 2006

The following table summarizes information about warrants outstanding at September 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	6.73	$2.00	200,000	$2.00
8.50	705,882	2.47	8.50	705,882	8.50
10.00	250,000	9.54	10.00	62,500	10.00
12.50	75,000	2.38	12.50	75,000	12.50

Total	1,230,882			1,043,382

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

The service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue
14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company
15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
17	Zimmerman Adams International	Investing banking	6-Jun-06	ongoing

1)	The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-11. As part of that agreement, at our election, the Company is obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured by Phage or (ii) pay to Phage a six percent royalty based on drugs which Phage does not manufacture.
2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist the Company with the FDA approval process for its drug candidates.
5)	The Company’s royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter procedures.
7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness programs.
9)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)	Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.
13)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
14)	This agreement is for the purpose of preparing and distributing information about the Company.
15)	Kendle (formerly Charles River Laboratory) will support the Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)	The Bruckner Group Incorporated will assist in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.
17)	The purpose of this consulting agreement is to audit the interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). The Company will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.

	For the Quarter Ended September 31,		For the Period from March 11, 1998 (Inception) to September 31, 2006
	2005	2006
Service Fees Paid for Above Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$822,307	$1,508,867	$4,492,162
bioRASI	104,082	668,220	848,279
BS Biology	—	—	370,000
Da Vinci Biomedical Research	—	—	431,698
Catheter and Disposables Technologies	31,240	18,534	68,126
JDM Consulting	1,133,000	1,460,000	2,593,000
Capital Financial Media	—	870,000	870,000
Kendle	—	772,236	772,236
Bruckner Group	—	237,500	237,500
Zimmerman Adams International	—	93,760	93,760

Total	$2,090,629	$5,629,117	$10,776,761

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

The following table shows the change in the fair value of the derivatives that are included in the Statement of Operations as of September 30, 2006:

	Fair Value at March 30, 2006	Change in Fair Value	Additions Deletions For New Issuances Conversions, Exercises	Adjustments to PIC	Fair Value at September 30, 2006
Convertible note embedded and warrant derivatives	$10,578,898	$(8,632,765)	$0	$(322,939)	$1,623,194
Warrant and Option Derivatives Non-Employees	12,209,055	(7,998,795)	801,250	(1,074,000)	3,937,510

Change in Fair Value		$(16,631,560)

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

There was an increase of $316,000 in our marketing expenses of as we became more active in our corporate development and investor relations activities and contributions to a non-profit medical education organization of $153,000. Related to these activities, our travel expense increased $35,000 during the three months ended September 30, 2006 as compared to the year ago period.

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

Our major outstanding contractual obligations are summarized on the table below:

The service fees for the obligations below were determined through a process of competitive bids and/or negotiation. Our major outstanding contractual obligations are summarized below:

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters
7	Phage Biotechnology	Lease Guarantee Irvine	1-Sep-04	31-Aug-06
8	JDM Consulting	Marketing and Mailing	11-Mar-06	1-Oct-06
9	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
10	Phage Biotechnology	Lease Guarantee - San Diego	15-Mar-06	15-Aug-13
11	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
12	Daniel C. Montano	Guarantee agreement	20-Mar-06	first date of generating revenue
13	Daniel C. Montano	Guarantee reimbursement agreement	20-Mar-06	first date of generating revenue
14	Capital Financial Media	Investor relations	6-Jul-06	Upon distribution of report on the Company
15	Kendle (formerly Charles River)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
16	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
17	Zimmerman Adams International	Investing banking	6-Jun-06	ongoing

1)	We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. As part of that agreement, at our election, we are obligated to either (i) pay to Phage ten percent of our net sales or our drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on our drugs which Phage does not manufacture for us.
2)	CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI’s gross revenue from sales of our product less CPI’s direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of our common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of our products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist us with the FDA approval process for our drug.
5)	Our royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of our drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of CVBT-141A by catheter procedures.
7)	This lease is for 11,091 rentable square feet and provides for a monthly rent of approximately $35,500 plus shared building operating expenses. This lease and the Company’s guarantee expired in September 2006.
8)	This agreement is for implementing a wide range of marketing and shareholder awareness program.
9)	This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.
10)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
11)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. The notes are convertible into shares of our common stock at any time at $12 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share. Substantially all of the Company’s assets secure the notes.
12)	Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.
13)	After our obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.
14)	This agreement is for the purpose of preparing and distributing information about the Company.
15)	Kendle (formerly Charles River Laboratory) will support us in our Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.
16)	The Bruckner Group Incorporated will assist us in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.
17)	The purpose of this consulting agreement is to audit our interim financial reports for the purpose of proposed admission document to AIM (London Stock Exchange). We will pay Zimmerman 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.

	For the Quarter Ended September 31,		For the Period from March 11, 1998 (Inception) to September 31, 2006
	2005	2006
Service Fees Paid for Above Contracts:
Hesperion (formerly TouchStone Research, Inc.)	$822,307	$1,508,867	$4,492,162
bioRASI	104,082	668,220	848,279
BS Biology	—	—	370,000
Da Vinci Biomedical Research	—	—	431,698
Catheter and Disposables Technologies	31,240	18,534	68,126
JDM Consulting	1,133,000	1,460,000	2,593,000
Capital Financial Media	—	870,000	870,000
Kendle	—	772,236	772,236
Bruckner Group	—	237,500	237,500
Zimmerman Adams International	—	93,760	93,760

Total	$2,090,629	$5,629,117	$10,776,761

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

June 26, 2007	By:	/s/ Mickael A. Flaa
Mickael A. Flaa
Vice President, Chief Financial Officer and Treasurer