Form 10-K/A
period 2006-12-31
CardioVascular BioTherapeutics, Inc.
filed 2007-06-26
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends CardioVascular BioTherapeutics, Inc.’s original Quarterly Report on Form 10-K for the year ending December 31, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on April 16, 2007.

This Amendment No. 2 is being filed to correct the Prepaid and Other Current Assets line item on the Balance Sheet on page F-3 and the Statement of Cash Flow on page F-8; and to correct the Loss Per Share line item under the December 31, 2006 column on the table on Note 5—Summary of Significant Accounting Policies, page F-18. Aside from minor typographical and formatting corrections, we have not amended or updated any other information included in this Form 10-K/A filed May 21, 2007.

**********

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

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

This Form 10-K/A, including but not limited to this section, may contain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-K/A. We believe that the section entitled “Risk Factors” includes all material risks that could harm our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the “Risk Factors” section of this Form 10-K/A. Stockholders should not place undue reliance on our forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in Item 1. of this Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K/A, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth below in this section of this Form 10-K/A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$—	$—	$—	$—	—
Cost of goods sold	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—
Operating expenses:
Research and development	822	750	2,543	3,091	7,135
Sales, general and administrative	365	921	2,337	7,979	11,734

Total operating expenses	1,187	1,671	4,880	11,070	18,869
Loss from operations	(1,187)	(1,671)	(4,880)	(11,070)	(18,869)
Other and interest income (expense), net	(141)	(658)	(3,133)	(1,296)	13,298

Net loss	$(1,328)	$(2,329)	$(8,013)	$(12,366)	$(5,571)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.10)	$(0.04)

Weighted-average shares used in computing net loss per common share, basic and diluted (In thousands)	110,190	110,190	110,575	120,374	124,181

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$23	$1,634	$4,616	$8,812	$8,675
Working capital (deficit)	$(871)	$1,231	$1,618	8,963	8,069
Total assets	$114	$4,918	$6,710	$9,489	$12,427
Convertible promissory notes embedded derivatives and warrant derivatives net of current portion	$1,085	$8,081	$8,616	$—	$11,635
Total stockholders’ equity (deficit)	$(1,868)	$(4,030)	$(5,383)	$9,189	$(2,890)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in Item 8 of this Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K/A, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in the Item 1. Business section of this Form 10-K/A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Development Stage Enterprise. We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to its formation, fundraising, and product development and approval. Our planned principal operations of selling our pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2006, we have accumulated a deficit of $34,728,247. There can be no assurance that we will have sufficient funds available to complete our research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

The following table shows the change in the fair value of the derivatives that is included in the Statement of Operations as of December 31, 2006:

December 31, 2006	Fair Value at March 20, 2006 (unaudited)	Change in Fair Value	Additions, Deletions for New Issuances, Conversions, Exercises	Adjustments To PIC	Fair Value at December 31, 2006
	(Dollars in Thousands)
Convertible note embedded derivatives and warrant derivatives	$10,579	$(8,174)	$—	$(1,814)	$591
Warrant and option derivatives — non-employees	12,209	(10,390)	1,271	(1,318)	1,772

Change in fair value		(18,564)

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

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of December 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (a)	$18,102	$—	$18,102	$—	$—
Operating lease obligations (b)	$2,679	$221	$982	$1,100	$376

Total	$20,781	$221	$19,084	$1,100	$376

(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see footnote 9). During the third quarter of 2006, Noteholders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the quarter ended December 31, 2006, Convertible note holders elected to convert $1,601,791 of their notes receivable to 968,971 shares of common stock for an average price of $1.84 (including 74,518 committed shares). Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if the company chooses to make interest payments in cash, the company would have a liability of approximately $4,900,000 in interest payments for the remaining life of the note.
(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. Cardio entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,401,000 including approximately $493,686 in base rent for the expanded space throughout the term of the lease. Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware limited liability company, for the use of general office and laboratory space in San Diego, CA. The Lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the Lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the Lease for the use of 6,768 square feet of general office and laboratory space.

Item Number	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	Ongoing
5	Dr. Thomas Stegmann	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters

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

As described in Note 2 to the financial statements, the accompanying financial statements for the year ended December 31, 2006 have been restated.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

April 12, 2007, except for Note 2,

as to which the date is May 18, 2007

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

December 31, 2005, and 2006

	For the Year Ended December 31,
	2005	2006 Restated
	(Dollars in thousands except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$8,674	$8,503
Restricted cash	137	172
Due from an affiliate	2	38
Prepaid and Other Current Assets (including $396,000 paid to a related party in 2006)	449	1,266

Total Current Assets	9,262	9,979
Property and equipment, net of accumulated depreciation ($14,210 in 2005, $163,962 in 2006 respectively)	199	887
Deferred financing costs, net of amortization ($0 in 2005, $402,631 in 2006)	—	1,481
Other assets	27	80

Total Assets	$9,488	$12,427

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest payable	$1	$557
Due to affiliates	—	111
Accounts payable	174	861
Accrued payroll and payroll taxes	125	223
Deferred rent	—	158

Total current liabilities	300	1,910

Derivative Liabilities
Convertible notes payable and embedded derivatives	—	11,635
Warrant derivatives	—	366
Option derivatives	—	1,406

Total Liabilities	300	15,317

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2005 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 123,899 and 125,458 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	124	125
Additional paid in capital	38,221	31,713
Deficit accumulated during the development stage	(29,157)	(34,728)

Total stockholders’ equity (deficit)	9,188	(2,890)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,488	$12,427

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

and FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	For the Year Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006 Restated
	2004	2005	2006 Restated
	(Dollars in thousands, except per share data)
Operating expenses
Research and development (A)	$2,543	$3,091	$7,135	$16,612
Selling, general and administrative (B)	2,337	7,979	11,734	26,264

Total operating expenses	4,880	11,070	18,869	42,876

Operating loss	(4,880)	(11,070)	(18,869)	(42,876)

Other income (expenses)
Interest income	34	298	695	1,055
Interest expense	(3,152)	(1,594)	(5,961)	(11,451)
Other income (expenses)	—	—	—	(5)
Adjustment to Fair Value of Derivatives	—	—	8,174	8,174
Adjustment to Fair Value of Derivatives—Warrant and Option-Derivatives	—	—	10,390	10,390
Equity in loss of unconsolidated investee	(15)	—	—	(15)

Net other income (expenses)	(3,133)	(1,296)	13,298	8,148

Net loss before provision for income taxes	(8,013)	(12,366)	(5,571)	(34,728)
Provision for income taxes	—	—	—	—

Net loss	$(8,013)	$(12,366)	$(5,571)	$(34,728)

Loss per share
Basic (loss) per share	(0.07)	(0.10)	(0.04)
Diluted (loss) per share	(0.07)	(0.10)	(0.04)
Shares used to calculate loss per share
Basic (loss) per share	110,575	120,374	124,181
Diluted (loss) per share	110,575	120,374	124,181
(A) Research and development with related parties (Notes 4 and 13)	465	1,221	2,975	6,099
(B) Selling General and Admin with Related Parties (Notes 4 and 13)	1,448	731	1,883	7,281

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Date	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit)
Issuance of common stock for conversion of convertible notes	(6)				1,650	2		4,529		4,531
Conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)

Balance, December 31, 2004			23	$—	112,650	113	2	$11,293	$(16,791)	$(5,383)

Issuance of common stock for cash	(8)				1,725	2		14,709		14,711
Conversion of convertible notes	(6)				4,228	4		10,327		10,331
Conversion of convertible preferred stock	(7)		(23)	—	4,325	4	(2)	(2)		—
Exercise of options	(10)				123	—		83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)				848	1		(1)
Net loss									(12,366)	(12,366)

Balance, December 31, 2005			—	$—	123,899	$124	—	$38,221	$(29,157)	$9,188

Warrants exercised	(12)		—	—	89	—		—		—
Excercise of options	(10)		—	—	—	—	—	—	—	—
Options and warrants derivative	(14)		—	—				(12,278)	—	(12,278)
Reclassification of option derivative for options exercise	(16)							1,318		1,318
Reclassification of conversion and interest conversion derivative on note conversion	(17)							1,332		1,332
Reclassification of Interest conversion derivative on actual interest paid	(18)							482		482
Exercise of options	(10)				465	—		230		230
Issuance of stock for services	(13)				—	—		—		—
Conversion of convertible notes	(15)				1,005	1	—	1,929		1,930
Stock based compensation	(11)		—	—				479		479
Net loss (unaudited)									(5,571)	(5,571)

Balance, December 31, 2006 (restated)			—	$—	125,458	$125	—	$31,713	$(34,728)	$(2,890)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives.
(14)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19.
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the years ended December 31, 2004, 2005 and 2006 in addition to the period from March 11, 1998 (inception) to December 31, 2006, $0, $0, $1,752,783 and $1,752,783 of senior secured convertible notes payable were converted into 0,0,1,004,953 and 1,004,953 shares of uncommitted common stock and also $0, $0, $144,731 and $144,731 of senior secured convertible notes payable were converted into 0, 0, 74,518 and 74,518 shares of committed common stock, respectively. During the year ended December 31, 2006, $33,028 of interest on senior secured convertible notes were paid with common stock.
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

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2006 Restated
	2004	2005	2006 Restated
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(8,013)	$(12,366)	$(5,571)	$(34,728)
Adjustments to reconcile net loss to net cash provided by operating activities: (a)
Depreciation	2	12	150	170
Amortization of benefit conversion feature	1,340	710	—	2,050
Amortization of deferred debt financing costs	1,030	713	403	2,538
Interest paid in stock	—	—	33	33
Stock based compensation	79	1,812	479	2,573
Warrants issued for services rendered	—	—	1,202	1,322
Amortization of warrants derivatives	—	—	618	618
Amortization of conversion feature	—	—	1,617	1,617
Amortization of interest on conversion feature	—	—	1,284	1,284
Adjustment to fair value of derivatives	—	—	(8,174)	(8,174)
Adjustment to fair value of derivatives—warrant and option derivatives	—	—	(10,390)	(10,390)
Equity in loss of unconsolidated investee	15	—	—	15
(Increase) decrease in:
Due from an affiliate	—	(2)	(36)	(38)
Prepaid and Other Current Assets (including $396,000 paid to related party in 2006)	(15)	30	(817)	(1,266)
Other assets	(6)	(21)	(53)	(95)
(Increase) decrease in:
Due to an affiliate	—	—	111	111
Accounts payable	545	(539)	687	861
Accrued payroll and payroll taxes	14	107	98	223
Accrued interest	882	(1,187)	556	557
Accrued rent	—	—	158	158

Net cash used in operating activities	(4,127)	(10,731)	(17,645)	(40,561)

Cash flows from investing activities
Purchase of investment - restricted cash	(85)	(52)	(35)	(172)
Proceeds from sale of restricted cash
Purchase of property and equipment	(32)	(181)	(837)	(1,056)

Net cash (used in) investing activities (b)	(117)	(233)	(872)	(1,228)

Cash flows from financing activities
Proceeds from sale of common stock	—	15,548	—	19,452
Proceeds from exercise of options and warrants	—	82	230	312
Proceeds from sale of preferred stock	—	—	—	521
Proceeds from issuance of notes payable	5,831	—	—	14,092
Deferred debt financing cost	(980)	—	(1,884)	(4,019)
Proceeds from notes payable issued under - Reg D	800	—	20,000	20,800
Cash paid for deferred offering costs	(866)	—	—	(866)
Due to net increase/(decrease) in affiliates	313	(522)	—	—
Subscription receivable	2,042	—	—	—

Net cash provided by financing activities (c)	7,140	15,108	18,346	50,292

Increase (decrease) in cash and cash equivalents	2,896	4,144	(171)	8,503
Cash and cash equivalents beginning of year	1,634	4,530	8,674	—

Cash and cash equivalents end of year	$4,530	$8,674	$8,503	$8,503

Supplemental disclosures of cash flow information
Interest paid	—	1,357	$1,306	$2,668

Income taxes paid	—	—	—	$6

(a)	Including amount with related parties of $1,912,568, $1,951,812, $4,857,780 and $13,379,840, respectively.
(b)	Including amount with related parties of $0, $0, $0 and $0, respectively.
(c)	Including amount with related parties of $(666,356), $(522,719), $(1,850,439), and $(3,986,152), respectively.

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

5) During the year ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006, $4,531,200, $10,331,000, $0, and $14,862,200 of convertible notes payable were converted into 1,649,550, 4,228,000, 0, and 5,877,550 shares of common stock, respectively.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. BASIS OF PRESENTATION

Management’s Plan

The Company has incurred net losses of $5.6 million, $12.4 million and $8.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. Further, the Company had a stockholders’ deficit $2.9 million, cash and cash equivalents of $8,503,000, and restricted cash of $172,000 at December 30, 2006. The company requires additional capital in order to continue its operations at the planned level.

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

The following table shows the impact of these restatements on the financial statements at December 31, 2006:

	Previously Reported December 31, 2006	Adjustments	Restated December 31, 2006
	(Dollars in thousands except per share data)
BALANCE SHEET
Warrant derivatives	$—	$366	$366
Options derivatives	—	1,406	1,406
Total Liabilities	13,545	1,772	15,317
Additional paid-in-capital	42,061	(10,348)	31,713
Deficit accumulated during the development stage	(43,304)	8,576	(34,728)
Total stockholders’ equity (deficit)	(1,118)	(1,772)	(2,890)
STATEMENT OF CASHFLOWS
Adjustment to fair value of derivatives	(9,988)	1,814	(8,174)
Adjustment to fair value of derivatives—warrant and option derivatives	—	(10,390)	(10,390)
For the year ended December 31, 2006
STATEMENT OF OPERATIONS
Adjustment to fair value of derivatives	9,988	(18,162)	8,174
Adjustment to fair value of derivatives—warrant and option derivatives	—	10,390	10,390
Net loss (income)	(14,147)	19,718	5,571
Loss per share
Basic loss per share	(0.11)	0.07	(0.04)
Diluted loss per share	(0.11)	0.07	(0.04)
Shares used to calculate loss per share
Basic (loss) per share	124,181	—	124,181
Diluted (loss) per share	124,181	—	124,181

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

Marketing Expense

The Company has been engaged in a marketing program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These marketing and advertising expenses are recognized as they occur, in accordance with SOP 93-7. During the years ended December 31, 2004, 2005, and 2006, marketing expenses totaled $0, $1,485,161, and $2,733,147, respectively.

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

Stock based compensations for 2006:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (years)	Expected Dividend Yield %
First Quarter	$240,254	76	4.785	5	0%
Second Quarter	$13,270	79	5.125	5	0%
Third Quarter	$11,272	77	4.570	10	0%
Fourth Quarter	$235,920	77	4.670	10	0%

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

6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following at December 31, 2005 and 2006:

	December 31,
	2005	2006
	(Dollars in thousands)
Cash in bank	$8,674	$8,503
Restricted cash	137	172

Total	$8,811	$8,675

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid assets consisted of the following at December 31, 2005 and 2006 (unaudited):

	December 31,
	2005	2006
	(Dollars in thousands)
Prepaid clinical trial costs (a)	$204	$142
Prepaid related party (b)	—	396
Prepaid insurance (c)	72	83
Prepaid legal fees (d)	61	312
Prepaid trade shows (e)	84	51
Prepaid other (f)	28	282

Total	$449	$1,266

Prepaid expenses at December 31, 2006 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRasi and Catheter and Disposables Technologies, Inc. These amounts are to be applied against the final invoices and will be recognized in the “Statement of Operations” as research and development upon the completion of these trials.
(b)	Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of December 31, 2006. The Company will recognize this expense in the “Statement of Operations” as research and development upon transfer of the goods in 2007.
(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense (includes $350,000 insurance paid on February 15, 2006).
(d)	Includes prepaid legal fees associated with investor relations programs, SEC Counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts that are required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in the “Statement of Operations” as legal expense.
(e)	Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

(f)	Includes $50,848 of prepaid amounts associated with consultants who are paid in the beginning of each month and $47,704 of rent. These items will be recognized in the “Statement of Operations” as general and administrative expense as they occur.

Prepaid expenses at December 31, 2005 include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors including: Touchstone Research, bioRasi, Catheter and Disposables Technology, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.
(b)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.
(c)	Includes prepaid insurance associated with professional fees paid to Lord, Bissell & Brook and Baker & McKenzie.
(d)	Includes prepaid associated with trade shows in San Francisco, London, Florida, and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.
(e)	This is prepaid software which we will capitalize as “Property and Equipment” upon installation.

8. PROPERTY

Property and equipment consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)
Furniture, fixtures, and equipment	$166	$679
Scientific equipment	47	86
Leasehold Improvements	—	286
Less accumulated depreciation	(14)	(164)

Property and equipment net of accumulated depreciation	$199	$887

Depreciation expense for the years ended December 31, 2004, 2005, 2006, and the period from March 11, 1998 (inception) to December 31, 2006 (unaudited) were $2,299, $11,911, $149,752, and $169,988, respectively.

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
	(Dollars in thousands)
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

	Fair Value March 20, 2006	Fair Value December 31, 2006
	(unaudited)	(unaudited)
	(Dollars in thousands)
Warrant Derivative Liability
Warrant Derivative	$2,383	$172

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

	Fair value March 20, 2006	Fair value December 31, 2006
	(unaudited)	(unaudited)
	(Dollars in thousands)
Embedded Derivative Liability
Conversion Feature	$4,568	$320
Interest Conversion Feature	3,627	98

Embedded Derivatives	$8,195	$418

On March 20, 2006, the fair value of the derivative for the Conversion Feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $320,537 based upon the Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $4,247,627 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

On March 20, 2006, the fair value of the derivative for the Interest Conversion Feature was determined to be $3,627,400 using the Black-Scholes Model with the following inputs: The stock and exercise price was based on

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $97,928 based upon the Black-Scholes Model calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, and (4) expected remaining life of 2.25 years. During the year ended December 31, 2006, a decrease in the fair value of the interest conversion feature liability of approximately $3,529,472 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

On April 3, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion feature. Using the Black-Scholes Model with the following criteria of the stock price on the date of the payment of $7.80 as follows: (1) dividend yield of 0%; (2) expected volatility of 79.16%; (3) risk-free interest rate of 5.125%; (4) expected remaining life of 2.723 years, a decrease in the fair value of the interest conversion derivative liability of $55,319 was recorded to additional paid in capital.

On July 3, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion derivative. Using the Black-Scholes Model with the following criteria of the stock price on the date of the payment of $7.80 as follows: (1) dividend yield of 0%; (2) expected volatility of 77.14%; (3) risk-free interest rate of 4.875%; (4) expected remaining life of 2.5 years, a decrease in the fair value of the interest conversion derivative liability of $60,887 was recorded to additional paid in capital.

On October 2, 2006, the Company paid interest in cash resulting in a reduction in the embedded interest conversion derivative. An adjustment to additional paid in capital was made for reduction in fair value of the interest to the interest conversion derivative. Using the Black-Scholes Model with the following criteria of the stock price on the date of the payment of $2.75 as follows (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, (4) expected remaining life of 2.5 years, a decrease in the fair value of the interest conversion derivative liability of $366,034 was recorded to additional paid in capital.

During the year ended December 31, 2006, convertible noteholders converted $1,601,758 of principal and $25,502 of interest into 951,931 and 17,040 shares of common stock, respectively. These conversions resulted in a reduction of the option and warrant derivative outstanding. Reclassifications to additional paid in capital were made for the reduction in the fair value of the derivative features for each conversion. Using the Black-Scholes Model with the following criteria: (1) dividend yield of 0%, (2) expected volatility of 94.32%, (3) risk-free interest rate of 4.625%, (4) expected remaining life of 2.25 years, a decrease in the fair value of the conversion feature derivative liability of $1,305,744 and 25,848 for the interest conversion feature was recorded to additional paid in capital resulting in a total increase to paid in capital of $1,331,592 for the year ended December 31, 2006.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts determined on March 20, 2006 (the date of closing) will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of December 31, 2006:

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

Stock option granted for 2006:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	10.00	5,424	5	76
April 2006 (b)	3,000	10.00	13,270	5	79
July 2006 (b)	1,000	10.00	3,140	10	77
August 2006 (b)	2,800	10.00	5,992	10	77
September 2006 (b)	1,000	10.00	2,140	10	77
October 2006 (b)	100,000	10.00	185,000	10	77
November 2006 (b)	6,000	10.00	7,920	10	77
December 2006 (b)	50,000	10.00	43,000	10	77

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

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the years ended December 31, 2004, 2005, and 2006 is as follow:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2003	1,000,000	$0.30	1,690,000	$0.50	2,690,000	$0.30 - $0.50
Granted	40,000	8.00 - 10.00	25,000	4.00	65,000	4.00 - 10.00
Exercised	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Outstanding at December 31, 2004	1,040,000	0.30 - 10.00	1,715,000	0.30 - 4.00	2,755,000	0.30 - 10.00
Granted	150,500	10.00	400,000	10.00	550,500	10.00
Exercised	—	—	124,500	—	124,500	0.30 - 2.00
Forfeitures	20,000	10.00	—	—	20,000	10.00
Outstanding at December 31, 2005	1,170,500	0.30 - 10.00	1,990,500	0.30 - 10.00	3,161,000	0.30 - 10.00
Granted	15,050	10.00	200,000	10.00	215,050	10.00
Exercised	—	—	465,000	0.30 - 0.50	465,000	0.30 - 0.50
Forfeitures	—	—	—	—	—	—
Outstanding at December 31, 2006	1,185,550	$0.30 - $10.00	1,725,500	$0.30 - $10.00	2,911,050	$0.30 - $10.00

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2004, 2005, and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2004
Employees—Outstanding	1,040,000	$0.56	7.85	$582,400
Employees—Expected to Vest	—	—	—	—
Employees—Exercisable	1,040,000	0.56	7.85	582,400
Non-Employees—Outstanding	1,715,000	0.56	7.85	946,400
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,715,000	0.56	7.85	946,400

As of December 31, 2005
Employees—Outstanding	1,170,500	1.70	4.56	1,989,850
Employees—Expected to Vest	105,114	1.70	4.56	178,694
Employees—Exercisable	1,065,386	1.70	4.02	1,811,156
Non-Employees—Outstanding	1,990,500	2.50	5.26	4,976,250
Non-Employees—Expected to Vest	—	—	—	—
Non Employees—Exercisable	1,990,500	2.50	5.26	4,976,250

As of December 31, 2006
Employees—Outstanding	1,185,550	1.80	3.86	2,133,990
Employees—Expected to Vest	229,758	1.80	3.86	413,564
Employees—Exercisable	955,792	1.80	3.86	1,720,426
Non-Employees—Outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees—Expected to Vest	112,500	10.00	9.75	—
Non Employees—Exercisable	1,613,000	3.61	6.21	1,221,300

Options Derivative—RESTATED

Of the 1,725,500 non-employee options issued in prior periods, 1,575,500 were issued to non-employees prior to March 20, 2006 for services and have been reclassified as the Option Derivatives. However, 450,000 of non-employee options were issued to directors under the 2004 Stock Plan. In accordance with FAS 123(R), the options issued to directors, for services provided to the Company in each individual capacity as a director, are accounted for as options issued to employees and hence, were not reclassified as the Option Derivatives. See Note 2—Restatements and Note 12—Reclassification of Equity Transactions.

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

Warrant activity for the year ended December 31, 2004, 2005, and 2006 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,233,330	$0.69
Granted	—	—
Sold	75,000	12.50
Exercised	(933,330)	0.40
Forfeited	—	—

Outstanding at December 31, 2005	375,000	3.78

Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at December 31, 2006	1,230,882	7.88

Warrants exercisable at December 31, 2004	1,233,330	0.69
Warrants exercisable at December 31, 2005	375,000	3.78
Warrants exercisable at December 31, 2006	1,168,382	7.88

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following table summarizes information about warrants outstanding at December 31, 2006:

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	6.48	2.00	200,000	2.00
$8.50	705,882	2.22	8.50	705,882	8.50
$10.00	250,000	9.29	10.00	187,500	10.00
$12.50	75,000	2.13	$12.50	75,000	$12.50

Total	1,230,882			1,168,382

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

Total minimum lease payments do not include rental income from a sub-lease as part of its office space to related parties.

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

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Fiscal 2006 Restated
Operating loss	$(4,128)	$(4,724)	$(4,706)	$(5,311)
Net (loss) earnings	$(6,947)	$5,312	$1,724	$(5,660)
Basic (loss) earnings per share	$(0.06)	$0.04	$0.01	$(0.04)
Diluted (loss) earnings per share	$(0.06)	$0.04	$0.01	$(0.04)

Fiscal 2005
Operating loss	$(1,760)	$(2,649)	$(4,435)	$(2,226)
Net loss	$(3,265)	$(2,573)	$(4,386)	$(2,141)
Basic loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Fiscal 2004
Operating loss	$(756)	$(820)	$(1,720)	$(1,584)
Net loss	$(1,041)	$(1,087)	$(2,342)	$(3,543)
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on September 23, 2004 (“2004 S-1”)

4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2004 S-1)

4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2004 S-1)

4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2004 S-1)

10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (“2004 S-1/A second update “)

10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)

10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2004 S-1)

10.4	Agreement on Technology & Business Right Transfer between Cardio Vascular Genetic Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000* (incorporated by reference to Exhibit 10.4 of the 2004 S-1 first amendment)

10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2004 S-1)

10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2004 S-1)

10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2004 S-1)

10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2004 S-1)

10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (acquired by Touchstone Research, Inc. nka Hesperion, Inc.) and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.9 to the 2004 S-1)

10.10	Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 31, 2006 (“2005 10-K”)

10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2004 S-1)

10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.12 to the 2004 S-1)

Exhibit	Description
10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.13 to the 2004 S-1)

10.14	Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2004 S-1)

10.14 (a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) of the 2004 S-1 second amendment)

10.14 (b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the 2004 S-1 second amendment)

10.15	Lease Agreement, dated November 1, 2005, between Howard Hughes Properties, Limited Partnership and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the 2005 10-K)

10.16	Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (incorporated by reference to Exhibit 10.16 of the 2004 S-1 third amendment)

10.17	Sublease Agreement, dated November 2005, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for fiscal year ended December 31, 2005)

10.18	Securities Purchase Agreement, dated March 20, 2006 (incorporated by reference to Exhibit 10.1 of the March 2006 8-K”)

10.19	Registration Rights Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.2 to the March 2006 8-K)

10.20	Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.3 to the March 2006 8-K)

10.21	Patent Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.4 to the March 2006 8-K)

10.22	Guaranty of Daniel C. Montano dated March 20, 2006 (incorporated by reference to Exhibit 10.5 to the March 2006 8-K)

10.23	Pledge Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.6 to the March 2006 8-K)

10.24	Form of Note attached as Exhibit A to Exhibit 10.18 (incorporated by reference to Exhibit 10.7 to the March 2006 8-K)

10.25	Standard Industrial Net Lease, dated March 15, 2006, between Canta Rana Ranch, L.P. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 21, 2006 (“March 21, 2006 8-K”)

10.26	Indemnity and Reimbursement Agreement for the Standard Industrial Net Lease of March 15, 2006, dated March 15, 2006, between CardioVascular BioTherapeutics, Inc., as guarantor, and Phage Biotechnology Corporation (incorporated by reference to the March 21, 2006 8-K)

10.27	Controlling Stockholders Agreement, dated as of August 30, 2004, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9 to the 2004 S-1)

Exhibit	Description
10.28	Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (“May 2006 8-K”)

10.29	Amended and Restated Joint Patent Ownership and License Agreement, dated August 16, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 9.1 of the May 2006 8-K)

10.30	Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)

10.31	First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (“September 2006 8-K”)

10.32	Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)

10.33	First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)

14	Code of Ethics (incorporated by reference to Exhibit 99.3 to the 2004 S-1)

23	Consent of Singer, Lewak, Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page of this registration statement)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)

99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)

99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1

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

June 26, 2007

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

Name	Title	Date
/S/ DANIEL C. MONTANO Daniel C. Montano	Co-President, Chief Executive Officer and Chairman of Board of Directors	June 26, 2007

/s/ JOHN W. JACOBS John W. Jacobs, Ph.D.	Vice President, Chief Operating Officer, Chief Scientific Officer and Director	June 26, 2007

/S/ MICKAEL A. FLAA Mickael A. Flaa	Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	June 26, 2007

/s/ THOMAS STEGMANN Thomas Stegmann, M.D.	Co-President, Chief Medical Officer, and Director	June 26, 2007

/s/ WOLFGANG PRIEMER Wolfgang Priemer, Ph.D.	Director	June 26, 2007

/S/ GARY B. ABROMOVITZ Gary B. Abromovitz	Director	June 26, 2007

/S/ THOMAS L. INGRAM Thomas L. Ingram	Director	June 26, 2007

/S/ ROBERT LEVIN Robert Levin	Director	June 26, 2007

/S/ GRANT GORDON Grant Gordon	Vice Chairman and Director	June 26, 2007

/S/ JOONG KI BAIK Joong Ki Baik	Director	June 26, 2007

II-4