Form 10-Q/A
period 2007-03-31
CardioVascular BioTherapeutics, Inc.
filed 2007-06-26
CIK 1303497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends CardioVascular BioTherapeutics, Inc.’s original Quarterly Report on Form 10-Q for the three months ending March 31, 2007, as initially filed with the Securities and Exchange Commission (“SEC”) on May 21, 2007.

This Amendment No. 1 is being filed to correct the Prepaid and Other Current Assets line item on the Balance Sheet on page 3 and the Statement of Cash Flow on page 7; and to correct the Loss Per Share line item under March 31, 2007 column on the table on page 15. Aside from minor typographical and formatting corrections, we have not amended or updated any other information included in this Form 10-Q/A filed May 21, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

		Page
Part I - Financial Information		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2006 and March 31, 2007 (Unaudited)	3
	Statements of Operations (Unaudited) for the Three Month Periods Ended March 31, 2006, 2007 and for the period from March 11, 1998 (inception) to March 31, 2007	4
	Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to March 31, 2007	5
	Statements of Cash Flows (Unaudited) for the Three Month Periods Ended March 31, 2006 and 2007 and for the period from March 11, 1998 (inception) to March 31, 2007	7
	Notes to Unaudited Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

Part II - Other Information

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Submission of Matters to a Vote of Security Holders	70
Item 5.	Other Information	71
Item 6.	Exhibits	71
SIGNATURES		74
EX-31.1
EX-31.2
EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2006 AND MARCH 31, 2007 (UNAUDITED)

	December 31, 2006	March 31, 2007
		(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,503	$2,965
Restricted cash	172	174
Due from an affiliate	38	18
Prepaid and other current assets (including related party amounts of $396,000 and $396,000, as of December 31, 2006 and March 31, 2007, respectively)	1,266	1,326

Total Current Assets	$9,979	$4,483

Property and equipment, net of accumulated depreciation ($163,962 and $233,207, as of December 31, 2006 and March 31, 2007, respectively)	887	874
Deferred financing costs, net of amortization ($402,631 and $527,908, as of December 31, 2006 and March 31, 2007, respectively)	1,481	1,700
Other assets	80	81

Total Assets	$12,427	$7,138

LIABILITIES
Current Liabilities:
Accrued interest payable	$557	$440
Due to affiliates	111	40
Accounts payable	861	1,118
Accrued payroll and payroll taxes	223	168
Deferred rent	158	163

Total current liabilities	1,910	1,929
Derivative Liabilities
Convertible notes payable and embedded derivatives	11,635	10,049
Warrants derivatives	366	1,670
Option derivatives	1,406	277

Total liabilities	$15,317	$13,925

Commitments and contingencies
STOCKHOLDERS’ EQUITY (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 125,458 and 129,457 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively (shares in thousands)	125	129
Committed common stock	—	—
Additional paid in capital	31,713	37,649
Deficit accumulated during the development stage	(34,728)	(44,565)

Total stockholders’ equity (deficit)	(2,890)	(6,787)

Total Liabilities and Stockholder’s Equity (deficit)	$12,427	$7,138

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2006 AND 2007 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007

	Three Month Periods Ended March 31,		For the Period from March 11, 1998 (inception) to March 31, 2007
	2006	2007
	(Dollars in thousands, except data per share)
Operating expenses:
Research and development (A)	$1,470	$1,614	$18,227
Selling, general and administrative (B)	2,658	3,530	29,793

Total operating expenses	4,128	5,144	48,020

Operating loss	$(4,128)	$(5,144)	$(48,020)

Other income (expenses)
Interest income	92	100	1,156
Interest expense	(204)	(3,220)	(14,671)
Other income (expenses)	—	—	(5)
Adjustments to fair value of derivatives	(1,526)	(2,125)	6,048
Adjustments to fair value of derivatives – option and warrant derivatives	(1,181)	552	10,942
Equity in loss of unconsolidated investee	—	—	(15)

Net other income (expenses)	(2,819)	(4,693)	3,455

Net (loss) Income before Provision for Income Taxes	(6,947)	(9,837)	(44,565)
Provision for income taxes	—	—	—
Net (loss) Income	$(6,947)	$(9,837)	$(44,565)

Earnings (loss) per share
Basic loss per share	(0.05)	(0.08)
Diluted loss per share	(0.05)	(0.08)
Shares used to calculate (loss) earnings per share
(Dollars in thousands)
Basic (loss) earnings per share	120,380	127,162

Diluted (loss) earnings per share	120,380	127,162

(A) Research and development with related parties (Note 3 and Note 11)	$466	$683	$6,782
(B) Selling general and administrative expenses with related parties (Note 3 and Note 11)	$1,397	$170	$7,451

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007

	Date/Note	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In thousands except price per equity unit data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050	93	—	(92)		1
Issuance of common stock for cash	7/9/1998	0.10			300	—		30		30
Issuance of preferred stock for cash	(1)	9.85	53	—				520		520
Net loss (unaudited)									(568)	(568)

Balance, December 31, 1998			53	$—	93,350	$93	—	$458	$(568)	$(17)

Issuance of common stock to founders	(2)	$0.001			4,580	5	—	(5)		—
Issuance of common stock for cash	6/25/1999	0.30			67	—		20		20
Issuance of common stock for cash	6/25/1999	0.30			100	—		30		30
Issuance of common stock for cash	10/5/1999	0.30			340	—		102		102
Issuance of stock options for services								82		82
Net loss									(655)	(655)

Balance, December 31, 1999			53	$—	98,437	$98	—	$687	$(1,223)	$(438)

Issuance of common stock to founders	(3)	$0.001			2,120	2	—	(2)		—
Issuance of common stock for cash	12/21/2000	0.4117			8,750	9		3,593		3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—		—		—
Issuance of common stock for services	(5)				583	1		(1)		—
Issuance of stock options for services								74		74
Net loss									(2,233)	(2,233)

Balance, December 31, 2000			51	$—	110,040	$110	—	$4,351	$(3,456)	$1,005

Issuance of common stock for cash	8/10/2001	0.80			150	—	—	120	—	120
Net loss									(1,665)	(1,665)

Balance, December 31, 2001			51	$—	110,190	$110	—	$4,471	$(5,121)	$(540)

Net loss									(1,328)	(1,328)

Balance, December 31, 2002			51	$—	110,190	$110	—	$4,471	$(6,449)	$(1,868)

Issuance of stock options for services								47		47
Issuance of warrants for services								120		120
Net loss									(2,329)	(2,329)

Balance, December 31, 2003			51	$—	110,190	$110	—	$4,638	$(8,778)	$(4,030)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(UNAUDITED)

FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007

	Date/ Note	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
		(In thousands except price per equity unit)
Issuance of common stock for conversion of convertible notes	(6)				1,650	2		4,529		4,531
Conversion of convertible preferred stock	(7)		(28)		810	1	2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)

Balance, December 31, 2004			$23		112,650	$113	2	$11,293	$(16,791)	$(5,383)

Issuance of common stock for cash	(8)				1,725	2		14,709		14,711
Conversion of convertible notes	(6)				4,228	4		10,327		10,331
Conversion of convertible preferred stock	(7)		(23)		4,325	4	(2)	(2)		—
Exercise of options	(10)				123			83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)				848	1		(1)
Net loss									(12,366)	(12,366)

Balance, December 31, 2005			—		123,899	$124	—	$38,221	$(29,157)	$9,188

Warrants exercised	(12)				89			—		—
Options and warrants derivative	(14)							(12,278)		(12,278)
Reclassification of option derivative for options exercise	(16)							1,318		1,318
Reclassification of conversion and interest conversion derivative on note conversion	(18)							1,332		1,332
Reclassification of interest conversion derivative on actual interest paid	(17)							482		482
Exercise of options	(10)				465			230		230
Issuance of stock for services	(13)
Conversion of convertible notes	(15)				1,005	1		1,929		1,930
Stock based compensation	(11)							479		479
Net loss (Unaudited)									(5,571)	(5,571)

Balance, December 31, 2006			—		125,458	$125	—	$31,713	$(34,728)	$(2,890)

Exercise of options	(10)				220			66		66
Issuance of stock for services as independent directors	(19)				48			48		48
Option and warrant derivative	(14)							(327)		(327)
Conversion of convertible notes	(15)				3,731	4		3,562		3,566
Reclassification of conversion and interest conversion derivative on note conversion	(18)							2,268		2,268
Reclassification of interest conversion derivative on actual interest paid	(17)							263		263
Stock based compensation	(11)							56		56
Net loss (unaudited)									(9,837)	(9,837)

Balance, March 31, 2007					129,457	$129	0	$37,649	$(44,565)	$(6,787)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives
(14)	Reclassification from equity to liability of the fair value of employee stock options transferred to a non-employee, by function of law, in the amount of $435,600 and reclassifications from liability to equity of the fair value of options exercised by non-employees of $122,698.
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the quarter ended March 31, 2006, 2007 and the period from March 11, 1998 (inception) to March 31, 2007, $0, $3,493,266, and $5,246,049 of senior secured convertible notes payable were converted into 0, 3,655,993, and 4,660,946 shares of uncommitted common stock. During the quarter ended March 31, 2007, $72,226 of interest on senior secured convertible notes was paid with common stock. Also, for the three month periods ended March 31, 2006, 2007 and for the period from March 11, 1998 (inception) to March 31, 2007, $0, $0, and $144,731 of senior secured convertible notes payable was converted into 0, 0, 74,518 shares of committed common stock, respectively.
(16)	Reclassification from liability to equity for options exercised.
(17)	Reclassification of interest conversion derivative from liability to equity on interest paid in cash.
(18)	Reclassification of adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock.
(19)	Issuance of stock for services as independent directors.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006, AND 2007 AND FOR

THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

			For the Three Month Periods Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2007
			2006	2007
			(Dollars in thousands)
Cash flows from operating activities:
Net loss			$(6,947)	$(9,837)	$(44,565)
Adjustments to reconcile net loss to net cash used in operating activities:	(a	)
Depreciation			4	69	239
Amortization of beneficial conversion feature			—	—	2,050
Amortization of deferred financing costs			14	125	2,664
Interest paid in common stock			—	72	105
Stock based compensation			276	56	2,630
Stock issued for services rendered			—	48	48
Warrants issued for services rendered			—	401	1,722
Amortization of discount related to warrants derivatives			22	199	817
Amortization of discount related to conversion feature			42	1,179	2,796
Amortization of discount related to interest on conversion feature			34	936	2,220
Adjustments to fair value of derivatives			1,526	2,126	(6,048)
Adjustments to fair value of derivatives – warrant and option derivatives			1,182	(552)	(10,942)
Equity in loss of unconsolidated investee			—	—	15
(Increase) decrease in:
Due from affiliate			(103)	19	(19)
Prepaid and other current assets (including $396,000 paid to related party in 2006)			(307)	(60)	(1,326)
Other assets			—	—	(96)
(Increase) decrease in:
Due to affiliate			148	(72)	40
Accounts payable			327	256	1,118
Accrued payroll and payroll taxes			(47)	(55)	168
Accrued interest			91	(116)	440
Accrued rent			64	5	163

Net cash used in operating activities	(a	)	$(3,674)	$(5,201)	$(45,761)

Cash flows from investing activities:
Purchase of restricted cash			(1)	(1)	(174)
Purchase of property and equipment			(405)	(57)	(1,113)

Net cash used in investing activities	(b	)	$(406)	$(58)	$(1,287)

Cash flows from financing activities
Proceeds from sale of common stock – Pre IPO			—	—	3,904
Proceeds from sale of common stock – Post IPO			—	—	15,548
Proceeds from exercise of options and warrants			—	66	378
Proceeds from sale of preferred stock			—	—	520
Proceeds from issuance of notes payables			—	—	14,092
Deferred financing cost			(1,553)	(345)	(4,364)
Proceeds from notes payable issued under Reg D			20,000	—	20,800
Cash paid for deferred offering costs			—	—	(865)
Due to net increase (decrease) in affiliates			—		—
Subscription receivable			—

Net cash provided by (used in) financing activities	(c	)	$18,447	$(279)	$50,013

Increase (decrease) in cash and cash equivalents			14,367	(5,538)	2,965
Cash and cash equivalents at beginning of period			8,674	8,503	—

Cash and cash equivalents at end of period			$23,041	$2,965	$2,965

Supplemental disclosure of cash flow information
Interest paid			—	557	3,225

California Franchise Taxes paid			—	—	6

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

8) During the three month periods ended March 31, 2006, and 2007 and the period from March 11, 1998 (inception) to March 31, 2007, $0, $3,493,266, and $5,246,049 of senior secured convertible notes payable were converted into 0, 3,655,993, and 4,660,946 shares of uncommitted common stock and also $0, $0, and $144,731 of senior secured convertible notes payable were converted into 0, 0, and 74,518 shares of committed common stock, respectively. During the three month periods ended March 31, 2007, $72,226 of interest on senior secured convertible notes were paid with common stock. In addition, the amount of converted note was valued using the Black-Scholes Model resulting in $2,268,204 of the embedded derivatives being reclassified from liability to paid in capital.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

NOTE 1. DESCRIPTION OF BUSINESS

The information contained in this report is unaudited; however, CardioVascular BioTherapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Cardio”) believes it reflects all adjustments necessary to establish the financial position and results of operations for the interim periods, in addition to providing a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and Note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

NOTE 2. BASIS OF PRESENTATION

Management’s Plan

The Company has incurred net losses of $6.9 million and $9.8 million during the quarter ended March 31, 2006 and 2007, respectively. Further, the Company had a stockholders’ deficiency of $44.6 million, cash and cash equivalents of $3.0 million, and restricted cash investments of $0.2 million at March 31, 2007. The company requires additional capital in order to continue its operations at the planned level.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2007 (unaudited), the Company has accumulated a deficit of $44,564,873. There can be no assurance that the Company will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred financing costs. These costs primarily include commissions paid to the placement agent. Deferred financing costs relating to obtaining the convertible notes financing were capitalized and amortized over the term of the related debt using the straight-line method and as redemptions occur the Company charges off a proportional amount of the original deferred financing costs to interest expense. This combined method of amortizing debt discount is an acceptable alternative to the effective interest method because the convertible notes are due at maturity (March 2009) and the Company is not obligated to make, nor does it anticipate making interim principal payments. At March 31, 2006 and 2007, and the period from March 11, 1998 (inception) to March 31, 2007 the deferred financing costs were $1,553,000, $2,228,358, and $4,364,071, respectively. The deferred financing costs in the first quarter of 2007 include $1,111,480 associated with pending stock exchange admission costs. During the quarter ended March 31, 2006, 2007, and the period from March 11, 1998 (inception) to March 31, 2007, the Company amortized $14,380, $527,908, and $2,663,623, respectively.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Marketing Expense

The company has been engaged in an advertising program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These marketing costs and advertising expenses are recognized as they occur in accordance with SOP 93-7. During the quarter ended March 31, 2006 and 2007 marketing expenses totaled $1,096,582, and $85,732, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2006 and quarter ended March 31, 2007 since their effect would have been anti-dilutive:

	December 31, 2006	March 31, 2007
Stock options	2,455,000	1,556,000
Warrants	110,000	0
Convertible notes payable	467,000	1,800,000

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Stock based compensations for options granted in 2006 and 2007:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (years)	Expected Dividend Yield (%)
First Quarter-2006	$240,254	76	4.785	5	0%
Second Quarter-2006	13,270	79	5.125	5	0%
Third Quarter-2006	11,272	77	4.570	10	0%
Fourth Quarter-2006	235,920	77	4.670	10	0%

Total-2006	$500,716

First Quarter-2007	309	69	4.640	10	0%

Total-2007	$309

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents and restricted cash consisted of the following at December 31, 2006 and March 31, 2007 (unaudited):

	December 31, 2006	March 31, 2007
	(Dollars in thousands)
Cash in bank	$8,503	$2,965
Restricted cash	172	174

Total	$8,675	$3,139

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2006 and March 31, 2007 (unaudited) consisted of the following:

	December 31, 2006	March 31, 2007
	(Dollars in thousands)
Prepaid clinical trial costs (a)	$142	$268
Prepaid clinical trial costs—related party (b)	396	396
Prepaid insurance (c)	83	250
Prepaid professional and legal fees (d)	312	97
Prepaid trade shows (e)	51	—
Prepaid and current assets (other) (f)	282	315

Total	$1,266	$1,326

Prepaid expenses at March 31, 2007

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI, Catheter, Perry Scientific, and Beacon Bioscience, and Orthopaedic Education & Research. The balance includes $125,000 for clinical study involving magnetic resonance imaging (“EMRI”) of patients with chronic back pain. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.

(b)	Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of March 31, 2007. Phage has performed per the Company’s contract and is waiting for delivery instructions from the Company. The Company will recognize this expense in our “Statement of Operations” as research and development upon transfer of the goods in 2007.

(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.

(d)	Includes prepaid professional and legal fees associated with SEC counsel, research and development studies, tax advisory services, legal retainer fees and investor relations programs. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense. (this includes $50,000 legal counseling fees and $31,580 of research study).

(e)	Includes prepaid amounts associated with trade shows in San Francisco, Florida, London, Las Vegas and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(f)	Includes $55,000 of prepaid investor relations expenses and $50,561 of rent for April 2007. Include other prepaid associated with advertising, office expenses, and miscellaneous receivables. These items will be recognized in our “statement of operations” as general and administrative expense as they occur.

Prepaid expenses at December 31, 2006

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI and Catheter and Disposables Technologies, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as Research and Development upon the completion of these trials.

(b)	Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The total project cost is estimated to be $528,000. The Company has paid $396,000 to Phage for this project as of March 31, 2007. Phage has performed per the Company’s contract and is waiting for delivery instructions from the Company. The Company will recognize this expense in our “Statement of Operations” as research and development upon transfer of the goods in 2007.

(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense.

(d)	Includes prepaid legal fees associated with investor relations, SEC counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense.

(e)	Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(f)	Includes $50,848 prepaid amounts associated with consultants who are paid in the beginning of each month, and $47,704 of rent. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Conversion of senior secured notes

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with common stock
Third quarter- 2006	$295,723	110,500	$2.76	$7,576
Fourth quarter -2006	1,601,791	968,971	1.84	25,454

Total -2006	$1,897,514	1,079,471		$33,030

First quarter -2007	3,493,266	3,655,993	1.00	72,226

Total -2007	$3,493,266	3,655,993		$72,226

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

The following table summarizes Convertible note, discount and derivative values outstanding at March 31, 2007:

(Dollars in thousands)
Convertible Notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(5,391)

Convertible Notes at face value at March 31, 2007	14,609
Discounts on Notes:
Embedded derivatives	(5,987)
Warrant derivative	(2,383)

Net convertible notes on March 31, 2007	6,239
Amortization of discount from derivatives	3,624

Convertible notes at March 31, 2007	9,863
Embedded derivatives at fair value at March 31, 2007	124
Warrant derivative at fair value at March 31, 2007	61

Net Convertible notes, embedded derivatives and warrant derivative at March 31, 2007	$10,048

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

Adjustment to Fair Value of Derivatives	Balance December 31, 2006	Adjustment to Fair Value of Derivatives	Adjustments to Paid in Capital	Balance March 31, 2007
	(Dollars in thousands)
Embedded Derivatives	$419	$2,359	$(2,654)	$124
Warrant Derivative	172	(111)	—	61

Adjustment to Fair Value of Derivatives included in other income (expense)		$2,248		$185

During the year ended December 31, 2006, conversion by noteholders of convertible notes and interest into common stock and payment of interest in cash each resulted in reclassifying the fair value of the respective derivative feature on the transaction date from liability to equity in an amount aggregating $2,654,384.

Of the total proceeds from the issuance of the notes and warrants, $172,570 was allocated to the free standing warrants associated with the notes based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected life of 3 years. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at March 31, 2007. The carrying value of warrant derivative at March 31, 2007 has been adjusted to reflect its “fair value” of $61,084 based upon a Black-Scholes Model as follows: (1) dividend yield of 0%, (2) expected volatility of 77.3%, (3) risk-free interest rate of 4.75%, and (4) expected remaining life of 2 years. During the quarter ended March 31, 2007, a decrease in the fair value of the warrant derivative of $111,486 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

	Fair Value at December 31, 2006	Change in Fair Value	Adjustments to Paid in Capital	Fair Value at March 31, 2007
	(Dollars in thousands)
Conversion Feature Derivative	$321	$2,031	$(2,268)	$84
Interest Conversion Feature	98	328	(386)	40

Total embedded derivatives	$419	$2,359	$(2,654)	$124

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Sholes Model. If our Company’s stock price decreases sufficiently, the Company may show “Other Income”, conversely if it increases the Company may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Sholes Model increases sufficiently, the Company may show “Other Income,” conversely, if it decreases, the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended March 31, 2007, our Company’s stock price has decreased from $7.15 to $1.43. For the same period, the volatility in the stock price of comparable companies used in the Black-Sholes Model increased from 74.6% to 77.3%. As of March 31, 2007, the Company shows $10,942,961 of adjustment to the fair value of derivatives as Other Income.

On March 20, 2006, the fair value of the derivative for the conversion feature was determined to be $4,568,164 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the maximum conversion price of $12.00 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative (conversion feature) at March 31, 2007 has been adjusted to reflect its “fair value” of $83,558 based upon a Black-Scholes Model as follows: (1) dividend yield of 0%, (2) expected volatility of 77.3%, (3) risk-free interest rate of 4.75%, and (4) expected remaining life of 2 years. During the quarter ended March 31, 2007, an increase in the fair value of the conversion feature liability of $2,268,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

On March 20, 2006, the fair value of the derivative for the interest conversion feature was determined to be $3,627,400 using a Black-Scholes Model with the following inputs: The stock and exercise price was based on the a conversion price on the date of the close of $7.15 as follows: (1) dividend yield of 0%, (2) expected volatility of 74.6%, (3) risk-free interest rate of 4.595%, and (4) expected remaining life of 3.0 years. The carrying value of warrant derivative at March 31, 2007 has been adjusted to reflect its “fair value” of $40,337 based upon a Black-Scholes Model as follows: (1) dividend yield of 0%, (2) expected volatility of 77.3%, (3) risk-free interest rate of 4.75%, and (4) expected remaining life of 2 years. As of March 31, 2007, an increase in the fair value of the interest conversion feature liability of approximately $3,587,063 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

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

	Fair Value At December 31, 2006	Change in Fair Value	NET Additions/Deletions For new issuances conversion, exercises	Adjustments to PIC	Fair Value At March 31, 2007
	(Dollars in thousands)
Option Derivative	$1,406	$(186)	$14	$436	$1,670
Warrant Derivative	366	(489)	400	—	277

Warrant and Option Derivatives Non-Employees	$1,772	$(675)	$414	$436	$1,947

In the fourth quarter of 2006, the Company granted 150,000 options with an exercise price of $10.00 to non-employees. The Company estimated the fair value on the dates of grant of the options granted to be approximately $228,000 using the Black-Scholes Model. All options were issued for future services and will be expensed over the vesting period. The fair value of the portion of these options vesting during the three months ended March 31, 2007 of $14,242 and in the aggregate of $83,671 has been classified as part of the option derivative. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 77%, risk free rate of interest of 4.67%-4.58% and an expected dividend yield of zero.

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

During the three months ended March 31, 2007, a non-employee option holder exercised 160,000 options resulting in a reduction of the Option Derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using a Black-Scholes Model with the following criteria: (1) dividend yield of 0%, (2) expected volatility of 70.97%-71.15%%, (3) risk-free interest rate of 4.51%-4.87%, (4) expected remaining life of 2.80 to 2.95 years, a decrease in the fair value of the option derivative liability of $122,698 was recorded to additional paid in capital.

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

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with common stock
Third quarter—2006	$295,723	110,500	$2.76	$7,576
Fourth quarter—2006	1,601,791	968,971	1.84	25,454

Total—2006	$1,897,514	1,079,471		$33,030

First quarter—2007	3,493,266	3,655,993	1.00	72,226

Total—2007	$3,493,266	3,655,993		$72,226

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
December 2005	1	—	933,330	848,482

Total—2005	1		933,330	848,482

March 2006	1	—	100,000	89,116
April 2006	2	55,000	—	55,000
August 2006	1	200,000	—	200,000
September 2006	1	10,000	—	10,000
December 2006	1	200,000	—	200,000

Total—2006	3	465,000	100,000	554,116

January—2007	1	80,000	—	80,000
February—2007	1	80,000	—	80,000
March—2007	1	60,000	—	60,000

Total—2007	1	220,000	—	220,000

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

Stock option granted for 2006 and 2007:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	10.00	5,424	5	76
April 2006 (b)	3,000	10.00	13,270	5	79
July 2006 (b)	1,000	10.00	3,140	10	77
August 2006 (b)	2,800	10.00	5,992	10	77
September 2006 (b)	1,000	10.00	2,140	10	77
October 2006 (b)	100,000	10.00	185,000	10	77
November 2006 (b)	6,000	10.00	7,920	10	77
December 2006 (b)	50,000	10.00	43,000	10	77

Total—2006	$215,050		$500,716

January 2007 (b)	250	10.00	171	10	69
February 2007 (b)	250	10.00	138	10	69
March 2007 (b)	—	—	—	—	—

Total—2007	$500		$309

All options were granted from 2004 stock plan (defined next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

During the three months ended March 31, 2007, non-employee option holders exercised 160,000 options resulting in a reduction of the Option Derivative liability. Adjustments to additional paid in capital were made for the reduction in the fair value of the derivative feature of each option as of the date of the option exercise. Using the Black-Scholes Model with the following criteria: (1) dividend yield of 0%, (2) expected volatility of 70.97%-71.55%, (3) risk-free interest rate of 4.51%-4.87%, (4) expected remaining life of 2.80-3.03 years, a decrease in the fair value of the option derivative liability of $122,698 was recorded to additional paid in capital.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2006 and March 31, 2007 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	15,050	10.00	200,000	10.00	215,050	10.00
Exercised	—	—	465,000	0.30-0.50	465,000	0.30-0.50
Forfeitures	—	—	—	—	—	—

Outstanding at December 31, 2006	1,185,550	$0.30-$10.00	1,725,500	$0.30-$10.00	2,911,050	$0.30-$10.00
Granted	500	10.00	—	—	500	10.00
Transferred	440,000	0.30	440,000	0.30-0.50	—	0.30
Exercised	60,000	0.30	160,000	0.30	220,000	0.30-0.50
Cancelled	—	—	150,000	10.00	150,000	10.00
Forfeitures	—	—	—	—	—	—

Outstanding at March 31, 2007	686,050	$0.30-$10.00	1,855,500	$0.30-$10.00	2,541,550	$0.30-$10.00

Weighted average exercise price of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and March 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2006
Employees—Outstanding	1,185,550	$1.80	3.86	$2,133,990
Employees—Expected to Vest	229,758	1.80	3.86	413,564
Employees—Exercisable	955,792	1.80	3.86	1,720,425
Non-Employees—Outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees—Expected to Vest	112,500	10.00	9.75	—
Non Employees—Exercisable	1,613,000	3.61	6.21	1,221,300
As of March 31, 2007
Employees—Outstanding	686,050	2.90	4.44	1,989,545
Employees—Expected to Vest	73,621	2.90	4.44	213,501
Employees—Exercisable	612,429	2.01	4.44	1,230,982
Non-Employees—Outstanding	1,855,500	2.59	5.45	4,805,745
Non-Employees—Expected to Vest	103,125	2.59	5.45	267,094
Non Employees—Exercisable	1,752,375	2.34	5.45	4,100,558

During the first quarter of 2007, as a function of law, 440,000 existing fully vested employee stock options with an exercise price of $0.30 were transferred to a non-employee. The Company estimated the fair value on the date of transfer of the options to be approximately $435,600 using the Black-Scholes Model and has reclassified the estimated fair value from equity to option derivative liability. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 71.22%, risk free rate of interest of 4.85% and an expected dividend yield of zero.

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

Warrant activity for the year ended December 31, 2006 and for the three months ended March 31, 2007 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	375,000	$3.78
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—

Outstanding at December 31, 2006	1,230,882	$7.88

Granted	—	—
Sold	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	1,230,882	$7.99

Warrants exercisable at December 31, 2005	375,000	3.78

Warrants exercisable at December 31, 2006	1,168,382	7.88

Warrants exercisable at March 31, 2007	1,230,882	7.99

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MARCH 31, 2007

The following table summarizes information about warrants outstanding at March 31, 2007 (unaudited):

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	6.23	$2.00	200,000	$2.00
$8.50	705,882	1.97	8.50	705,882	8.50
$10.00	250,000	9.04	10.00	250,000	10.00
$12.50	75,000	1.88	12.50	75,000	12.50

Total	1,230,882			1,230,882

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

General and administrative expenses increased 33% from $2,658,642 to $3,529,657 for the quarter ended March 31, 2006 and 2007, respectively. The increase of $872,000 is the result of a substantial increase in our professional fees of $540,000. This increase was due to a feasibility study to incorporate economic evaluations in to a development process that will allow us to produce a product with a compelling value proposition, poised to obtain the broadest possible payer coverage and clinical utilization. We have also contributed $287,000 to a non-profit medical education organization as it is being more active in our corporate development and marketing.

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

	For the Three Month Periods Ended March 31,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest Income	$92	$100	$8	9%

Interest expense increased to $3,220,000 from $204,000 by $3,016,000 for the three months ended March 31, 2006 and 2007, respectively. Interest expense for 2006 represents interest on senior secured convertible notes payable quarterly and as of March 31, 2007, accumulated amortization of deferred financing costs of $527,908 were recorded as non cash charges in interest expense and amortization of discount for the fair value of derivatives is $2,313,038 aggregating $2,840,946 of interest expense from amortization.

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

Net Proceeds
(Dollars in thousands)
Pre IPO
Convertible Preferred Stock converts to common stock at 100/1, non-voting, no dividend	$521
Common Stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	12,756

Post IPO
Net proceeds from the IPO	14,682
1,725,000 shares of common stock sold at $10.00 per share net of the options exercised	378
808,466 stock option exercised
Net proceeds from private placement of senior secured convertible note of Senior Secured Notes with warrants to purchase 705,882 shares of common stock	18,617

Total net proceeds from financing through March 31, 2007	50,858

Deferred financing cost pending London Listing	(845)

Net Proceeds per statement of cash flow	$50,013

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

Three months ended March 31, 2006 and 2007

For the quarter ended March 31, 2007, our operating activities consumed cash of $5,200,000, an increase of $1,526,000 compared to the quarter ended March 31, 2006. Our activity level during the first quarter of 2007 increased over the level of activity in the same period in 2006 in both research and development activities and our general and administrative activities because of an increase of clinical trials in “Severe Coronary Heart Disease, Wound Healing and Peripheral Artery Disease”. Our marketing activities and personnel have been increased to help the Company moving forward with its strategic goals.

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