Form 10-Q
period 2007-06-30
CardioVascular BioTherapeutics, Inc.
filed 2007-08-14
CIK 1303497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, there were 138,375,809 shares of the Registrant’s common stock outstanding.

Cardiovascular Biotherapeutics, Inc.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		Page
Part I - Financial Information		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2006 and June 30, 2007 (Unaudited)	3
	Statements of Operations (Unaudited) for the Six Month and Three Month Periods Ended June 30, 2006, 2007 and for the period from March 11, 1998 (inception) to June 30, 2007	4
	Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to June 30, 2007	5
	Statements of Cash Flows (Unaudited) for the Six Month Periods Ended June 30, 2006 and 2007 and for the period from March 11, 1998 (inception) to June 30, 2007	7
	Notes to Unaudited Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

Part II - Other Information

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Submission of Matters to a Vote of Security Holders	56
Item 5.	Other Information	57
Item 6.	Exhibits	57
SIGNATURES		58
EX-31.1
EX-31.2
EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2007 (UNAUDITED)

	December 31, 2006	June 30, 2007
		(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,503	$863
Restricted cash	172	175
Due from an affiliate	38	14
Prepaid and other current assets (including related party amounts of $396 and $0, as of December 31, 2006 and June 30, 2007, respectively)	1,266	754
Total current assets	$9,979	$1,806

Property and equipment, net of accumulated depreciation ($164 and $305, as of December 31, 2006 and June 30, 2007, respectively)	887	802
Deferred financing costs, net of amortization ($403 and $653, as of December 31, 2006 and June 30, 2007, respectively)	1,481	395
Other assets	80	81
Total Assets	$12,427	$3,084

LIABILITIES
Current Liabilities:
Accrued interest payable	$557	$357
Due to affiliates	111	—
Accounts payable	861	2,595
Accrued payroll and payroll taxes	223	217
Deferred rent	158	165
Total current liabilities	$1,910	$3,334
Derivative Liabilities
Convertible notes payable and embedded derivatives	11,635	15,297
Warrants derivatives	366	793
Option derivatives	1,406	157
Total Liabilities	$15,317	$19,581
Commitments and contingencies
STOCKHOLDERS’ EQUITY (Deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2006 and June 30, 2007, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 125,458 and 134,552 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively (shares in thousands)	125	134
Committed common stock	—	—
Additional paid in capital	31,713	44,345
Deficit accumulated during the development stage	(34,728)	(60,976)
Total stockholders’ equity (deficit)	(2,890)	(16,497)
Total Liabilities and Stockholder’s Equity (Deficit)	$12,427	$3,084

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS PERIOD ENDED JUNE 30, 2006 AND 2007 AND FOR
THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2007

	Six Months Ended June 30		Three Months Ended June 30		For the Period from March 11, 1998 (Inception) to June 30, 2007
	2006	2007	2006	2007
	(In thousands except per share data)
Operating expenses:
Research and development (a)	$3,201	$3,333	$1,732	$1,718	$19,945
Selling, general and administrative (b)	5,651	8,167	2,992	4,638	34,431
Total operating expenses	8,852	11,500	4,724	6,356	54,376

Operating loss	$(8,852)	(11,500)	$(4,724)	$(6,356)	$(54,376)
Other income (expenses)
Interest income	399	127	307	26	1,182
Interest expense	(1,813)	(6,191)	(1,609)	(2,971)	(17,643)
Other expenses	—	—	—	—	(5)
Adjustments to fair value of derivatives	3,691	(10,084)	5,217	(7,958)	(1,909)
Adjustments to fair value of derivatives- Other	4,940	1,400	6,121	847	11,790
Equity in loss of unconsolidated investee	—	—	—	—	(15)
Net other income (expenses)	7,217	(14,748)	10,036	(10,056)	(6,600)
Net (loss) Income before Provision for Income Taxes	(1,635)	(26,248)	5,312	(16,412)	(60,976)
Provision for income taxes	—	—	—	—	—
Net (loss) Income	$(1,635)	$(26,248)	$5,312	$(16,412)	$(60,976)
(Loss) Earnings per share
Basic loss per share	(0.01)	(0.20)	0.05	(0.12)
Diluted loss per share	(0.01)	(0.20)	0.05	(0.12)
Shares used to calculate (loss) earnings per share
Basic loss per share	123,962	129,170	124,016	134,382
Diluted loss per share (c)	123,962	129,170	125,964	134,382
(a) Research and development with related parties (Notes 3 and 11)	1,131	927	665	384
(b) Selling general and administrative expenses with related parties (Notes 3 and 11)	1,624	26	167	5
(c) As discussed in Note 4 - Loss per share calculation

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2007

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(UNAUDITED)
FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2007

Date/Note	Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
		Shares	Amount	Shares	Amount
(In thousands except price per equity unit data)
Issuance of common stock for conversion of convertible notes	(6)			1,650	2			4,529		4,531
Conversion of convertible preferred stock	(7)	(28)		810	1		2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)
Balance, December 31, 2004		23	$—	112,650	$113		$2	$11,293	$(16,791)	$(5,383)
Issuance of common stock for cash	(8)			1,725	2			14,709		14,711
Conversion of convertible notes	(6)			4,228	4			10,327		10,331
Conversion of convertible preferred stock	(7)	(23)		4,325	4		(2)	(2)		—
Exercise of options	(10)			123				83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)			848	1			(1)
Net loss									(12,366)	(12,366)
Balance, December 31, 2005		—	$—	123,899	$124		$—	$38,221	$(29,157)	$9,188
Warrants exercised	(12)			89				—		—
Options and warrants derivative	(14)							(12,278)		(12,278)
Reclassification of option derivative for options exercise	(16)							1,318		1,318
Reclassification of conversion and interest conversion derivative on note conversion	(18)							1,332		1,332
Reclassification of interest conversion derivative on actual interest paid	(17)							482		482
Exercise of options	(10)			465				230		230
Issuance of stock for services	(13)			—				—		—
Conversion of convertible notes	(15)			1,005	1			1,929		1,930
Stock based compensation	(11)							479		479
Net loss									(5,571)	(5,571)
Balance, December 31, 2006		—	$—	125,458	$125	$	— —	$31,713	$(34,728)	$(2,890)
Exercise of options	(10)			360	—		—	108		108
Issuance of stock for services as independent directors	(19)			48	—		—	48		48
Option and warrant derivative	(14)							(178)		(178)
Conversion of convertible notes	(15)			7,186	7		—	6,841		6,848
Reclassification of conversion and interest conversion derivative on note conversion	(18)							3,672		3,672
Reclassification of interest conversion derivative on actual interest paid	(17)							532		532
Sale of common shares	(20)			1,500	2			1,498		1,500
Stock based compensation	(11)							111		111
Net loss (Unaudited)									(26,248)	(26,248)
Balance, June 30, 2007		—	$—	134,552	$134		$—	$$44,345	$(60,976)	$(16,497)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options to directors and employees
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives with aggregating value of $122
(14)
Reclassification from equity to liability of the fair value of employee stock options transferred to a non-employee, by function of law, in the amount of $501,000 and reclassifications from liability to equity of the fair value of options exercised by non-employees of $286,098.

(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices.

	Six months ended June 30, 2006	Six months ended June 30, 2007	From March 11, 1998 (inception) to June 30, 2007

Amount of senior secured convertible notes
converted to uncommitted shares	$—	$6,743,707	$8,641,221

Above senior secured convertible notes
converted to uncommitted shares	—	7,111,141	8,190,612

Amount of senior secured convertible notes
converted to committed shares	—	—	—

Interest on senior secured convertible notes
paid in common stock	—	$104,634	$137,662

(16)	Reclassification from liability to equity for options exercised.
(17)	Reclassification of interest conversion derivative from liability to equity on interest paid in cash.
(18)
Reclassification of adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock.

(19)	Issuance of stock for services as independent directors.
(20)	Sale of common stock at $1.00 per share.

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2006, AND 2007 AND FOR
THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

		For the Six Months Period Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30, 2007
		2006	2007
		(In thousands)
Cash flows from operating activities:
Net loss		$(1,635)	$(26,248)	$(60,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		46	141	311
Termination of financing cost		—	351	351
Amortization of beneficial conversion feature		—	—	2,050
Amortization of deferred financing costs		144	765	3,304
Interest paid in common stock		—	105	138
Stock based compensation		326	111	2,684
Stock issued for services rendered		—	48	48
Warrants issued for services rendered		401	401	1,722
Amortization of discount related to warrants derivatives		221	397	1,015
Amortization of discount related to conversion feature		423	2,300	3,918
Amortization of discount related to interest on conversion feature		336	1,827	3,112
Adjustments to fair value of derivatives		(3,692)	10,084	1,909
Adjustments to fair value of derivatives - warrant and option derivatives		(4,940)	(1,400)	(11,790)
Equity in loss of unconsolidated investee		—	—	15
(Increase) decrease in:
Due from affiliate		(126)	24	(14)
Prepaid and other current assets (including $396,000 paid to related party in 2006, none paid in 2007)		(690)	512	(754)
Other assets		6	—	(96)
(Increase) decrease in:
Due to affiliate		28	(111)	—
Accounts payable		281	1,734	2,595
Accrued payroll and payroll taxes		(42)	(6)	217
Accrued interest		597	(200)	357
Accrued rent		67	7	165
Net cash used in operating activities	(a)	$(8,249)	$(9,158)	$(49,719)

Cash flows from investing activities:
Purchase of restricted cash		(32)	(3)	(175)
Purchase of property and equipment		(503)	(56)	(1,113)
Net cash used in investing activities	(b)	$(535)	$(59)	$(1,288)

Cash flows from financing activities
Proceeds from sale of common stock - Pre IPO		—	—	3,904
Proceeds from sale of common stock - Post IPO		—	—	15,548
Proceeds from sale of common shares under Reg S		—	1,500	1,500
Proceeds from exercise of options and warrants		27	108	421
Proceeds from sale of preferred stock		—	—	520
Proceeds from issuance of notes payables		—	—	14,092
Payment of financing cost		(1,553)	(31)	(4,049)
Proceeds from notes payable issued under Reg D		20,000	—	20,800
Cash paid for deferred offering costs		—	—	(866)
Due to net increase (decrease) in affiliates		—	—	—
Subscription receivable		—	—	—
Net cash provided by (used in) financing activities	(c)	$18,474	$1,577	$51,870

Increase (decrease) in cash and cash equivalents		9,690	(7,640)	863
Cash and cash equivalents at beginning of period		8,675	8,503	—
Cash and cash equivalents at end of period		$18,365	$863	$863
Supplemental disclosure of cash flow information
Interest paid		92	992	3,660
California Franchise Taxes paid		—	—	6

(a)	Including amount with related parties of $2,755,595, $1,542,934, and $14,922,773, respectively
(b)	Including amount with related parties of $0, $0 and $0, respectively
(c)	Including amount with related parties of $(1,705,422), $117,396, and $(3,868,756), respectively

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

1) In February 2007, 48,000 shares were issued to independent directors for their services.

2) In January 2007, the company paid in cash the interest on the convertible note. A pro-rata amount of the interest convertibility feature derivative was fair valued using the Black-Scholes Model, resulting in a reclassification of $531,923 from the derivative to paid-in-capital.

3) In March 2006, 100,000 warrants, with an exercise price of $0.80, were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3.00 was paid in cash upon exercise of the warrants on a cashless basis.

4) In May 2006, 20 commemorative shares that had a fair value of $122 were issued to the founders and the executives.

5) In December 2002, the Company disposed of fully depreciated assets with value of $6,026.

Supplemental Disclosure of Non-Cash Financing Activities	During the Six months period ended June 30, 2006	During the Six months period ended June 30, 2007	For the Period from March 11, 1998 to June 30, 2007
Number of shares of post-split adjusted common stock to founders	—	—	99,750,000
Number of shares of post-split adjusted common stock for services	—	—	583,000
Beneficial conversion feature in connection with issuance of convertible notes payable Series I, II, and IIa	—	—	2,050,000
Number of convertible preferred stock converted to common stock	—	—	52,850

Above convertible preferred stock converted to common stock	—	—	5,285,000
Number of convertible notes payable converted to common stock	—	—	14,862,200
Above convertible notes payable converted to common stock	—	—	5,877,550
Amount of Senior secured convertible notes payable converted to uncommitted common stock (a)	—	$6,743,707	$8,641,221
Senior secured convertible notes payable converted to uncommitted common	—	7,111,141	8,190,612
Amount of senior secured convertible notes payable converted to committed common	—	—	—
Senior secured convertible notes payable converted to committed common	—	—	—

(a) In addition, the amount of converted note was valued using the Black-Scholes Model resulting in $3,672,038 of the embedded derivatives being reclassified from liability to paid in capital.

6) In May 2007, 1,500,000 shares of common stock were sold at $1.00 per share.

7) As of June 30, 2007, there were 40,000 committed shares with value of $12,000.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2007

NOTE 1. DESCRIPTION OF BUSINESS

The information contained in this report is unaudited; however, CardioVascular BioTherapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Cardio”) believes it reflects all adjustments necessary to establish the financial position and results of operations for the interim periods, in addition to providing a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals (GAAP) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2006 as presented in our Annual Report on Form 10-K/A filed with the SEC on June 26, 2007. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

NOTE 2. BASIS OF PRESENTATION

Management’s Plan

The company requires additional capital in order to continue its operations at the planned level. Here are selected information as of December 31, 2006, June 30, 2006 and 2007:

	As of December 31, 2006	As of June 30, 2007

	(In thousands)

Cash and cash equivalent	$8,503	$863
Restricted cash	172	175
Stockholders’ deficit	(2,890)	(16,497)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007

	(In thousands)

Net Income (Loss)	$5,312	$(16,412)

Historically, the Company has successfully obtained external financing through public offerings, private placements of equity and private placements of convertible debt. The Company plans to raise additional capital through a private placement of common stock, simultaneously with its planned AIM (Alternative Investment Market of the London Stock Exchange) listing.

The Company is also taking actions to address both short-term and long-term liquidity in the following ways:

On May 21, 2007 the company entered into an agreement to sell in a private offering 15,000,000 shares of the Company’s Common Stock at $1.00 per share for a total of $15,000,000. There are no registration rights, warrants, other dilutive securities or modifications of security holders’ rights.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

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

•
CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each has the right to appoint 45% of CPI’s directors.

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

Joint Patent Agreement

Cardio entered into a joint patent agreement with Phage as of February 28, 2007. Cardio plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. Cardio and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that Cardio would have exclusive rights within a defined filed, while Phage would have exclusive rights outside that field. Cardio and Phage now wish to enter a new agreement superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledge that the jointly owned and cross-licensed rights are vital to the parties’ respective plans for development and commercialization and wish to further clarify the parties’ respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, Cardio shall pay a 6% royalty on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this Agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Cardio paid Phage for technical development services and for manufacture of its drug candidates for clinical trials:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	For the Period from March 11, 1998 (inception) to June 30, 2007

	(In thousands)

Technical development services	$806	$927	$4,863

Phage has provided Cardio with administrative support in Phage’s research facility and billed Cardio for Phage’s actual costs incurred plus Cardio’s pro-rata share
(This is based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage’s overhead costs.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	For the Period from March 11, 1998 (inception) to June 30, 2007

	(In thousands)

Administrative support provided by Phage	$96	$26	$1,186

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with CPI, a Bahamian company, to handle future distribution of Cardio drugs and any other products licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to Cardio only, the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

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

Asia Exclusive Patent License and Distribution Agreement

On December 15, 2000, the Company entered into an agreement, which has been superseded by a new exclusive license agreement dated February 20, 2007, with Korea Biotechnology Development Co., Ltd. (“KBDC”) to commercialize its future products. The Company transferred to KBDC the rights to market its products for 99 years in all of the Republic of Korea, China, and Taiwan. The Company did this by exclusively licensing its patents to KBDC in Korea, China and Taiwan in the field of: any angiogenic or wound healing compositions and methods of use for which the Company has received marketing approval in the United States, Europe or Japan (including in particular, but without limitation, all FGF species, fragments, derivatives, and analogs thereof) and methods of making the approved angiogenic or wound healing compositions, including any nucleic acid sequences encoding said compositions and any vectors and/or host cells comprising said nucleic acid sequences. The agreement further provides that any improvements in the form of modifications to methods, processes, compositions or products within the license field, are the property of the Company but shall be within the license granted. The parties shall inform each other in writing of any such improvements.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Guaranty of Rental Agreements for Phage (Now Terminated)

On May 23, 2007, Canta Rana Ranch, L.P., a California limited partnership (“Canta Rana”), released CardioVascular BioTherapeutics, Inc. from its obligations under the Standard Lease Guaranty, executed by the Company on March 15, 2006, in connection with the Standard Industrial Net Lease, dated March 15, 2006, between Phage Biotechnology Corporation, a Delaware Corporation and Canta Rana. The Agreement Exchanging Lease Guaranties, executed by Canta Rana and the Company, among other parties, became effective on May 23, 2007 when the terms therein were satisfied and which effectiveness thereby terminated and superseded the Guaranty, which released the Company of any and all obligations of Phage under the Phage Lease. Also in relation to the termination of the Guaranty, the Indemnity and Reimbursement Agreement, dated March 15, 2006, between the Company and Phage that was executed in exchange for the Guaranty, automatically terminated on May 21, 2007, the effective date of the exchange of guaranties referenced in the Agreement.

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

If Phage defaults on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company is obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,137,000 as of May 22, 2007 and will decrease by approximately $20,000 per month as Minimum Monthly Rent and the Additional Rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing a balance of $5,000,000.

During August 2004, the Company guaranteed Phage’s obligations under a non-cancelable operating lease for laboratory and office space at the University Of California Irvine Research Center. The lease was for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006 and provided for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company subleased space from Phage for approximately $2,800 per month as part of the agreement for administrative services. The lease term expired September 30, 2006 without any event of default. The Company’s guarantee expired along with the expiration of the lease.

Guaranty from Daniel C. Montano

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of the drugs in which FGF-1 141 is the active pharmaceutical ingredient after such drug has been approved by the FDA provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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
JUNE 30, 2007

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2007 (unaudited), the Company has accumulated a deficit of $60,976,526. There can be no assurance that the Company will; (a) have sufficient funds available to complete its research and development programs or (b) be able to commercially manufacture or market any products in the future, (c) be successful to attain significant future revenue, (d) or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted Cash

The restricted cash is required as collateral for the Company’s credit card facilities.

	As of December 31, 2006	As of June 30, 2007

	(In thousands)

Restricted cash	$172	$175

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
JUNE 30, 2007

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and June 30, 2007 and the Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated tax losses available to carry forward for application against future taxable income in each of the Company’s taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three months ended June 30, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

	As of December 31, 2006	As of June 30, 2007
Net Operating Loss carry forward:	(In thousands)

Federal income taxes	$45,147	$56,324
State income taxes (California)	44,185	55,361

These losses expire through 2021. The utilization of net operating loss carry forwards may be limited in the event of an ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

As of June 30, 2007
(In thousands)

Federal research and development credit carry forward	$727

Three Months Ended June 30, 2007
(In thousands)

Recognized tax benefit (a)	$7,146

(a) The tax benefit relates to temporary differences and the benefit of loss carried forward and recorded a valuation allowance against these tax benefits of an equal amount.

Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For specific Company financial instruments, including cash, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Valuation of Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as an Adjustment to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using the Black-Scholes Model.

Research and Development Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Research and development costs are charged to operations as incurred. Research and development costs consist of expenses incurred by third party consultants, contractors, clinical research organizations and suppliers in support of pre-clinical research and FDA clinical trials.

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

	As of December 31, 2006	As of June 30, 2007

	(In thousands)

Deferred financing costs (a)	$1,883	$1,160
Amortization of the deferred costs	402	765
Deferred financing cost, net of amortization	1,481	395

(a) The deferred financing costs during the second quarter of 2007 included $180,495 associated with private placement of $15,000,000. As of June 30, 2007, 1,500,000 shares of common stock were sold at $1.00 per share.

The Company periodically reviews the carrying value of its deferred financing costs to determine whether impairment exists. At June 30, 2007, the Company determined that $1.2 million of deferred finance costs associated with its AIM (Alternative Investment Market of the London Stock Exchange) may not have future value; however, it is managements’ intent to continue its effort to list on AIM. Subsequently we have written off $1.2 million of deferred finance costs to general and administrative expenses.

As of June 30, 2007, the actual cash payment of the financing cost is approximately $351,000. As of June 30, 2007, we have accrued $515,000 of the financing cost associated with the private placement on May 21, 2007 which will be paid during the third quarter of 2007 including $150,000 of accrued commission.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Marketing Expense

The company has been engaged in an advertising program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These marketing costs and advertising expenses are recognized as they occur in accordance with SOP 93-7.

	As of June 30, 2006	As of June 30, 2007
	(In thousands)

Marketing expenses	$1,700	$190

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2006 and 2007, uninsured portion of cash is as follow:

	As of December 31, 2006	As of June 30, 2007
	(In thousands)

Uninsured Cash	$8,475	$839

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2006 and quarter ended June 30, 2007 since their effect would have been anti-dilutive:

	December 31, 2006	June 30, 2007
	(Shares in thousands)
Stock options	2,455	1,159
Warrants	110	172
Convertible notes payable	467	2,153

Stock-Based Compensation

In December 2004, the FASB issued “Share Based Payment” SFAS 123 (R) and in March 2005 the SEC issued “Staff Accounting Bulletin” SAB No. 107. The Company has applied and adopted the provisions of these documents. The Company has used the Black-Scholes Model to estimate the fair value of stock options granted to employees and consultants since its inception and therefore, this method represents no significant change in the Company’s accounting for options and warrant issuances.

SFAS 123(R) requires companies to estimate the fair value of share based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123)”.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Based on the terms of its plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes Model. The Black-Scholes Model is a financial model in determining the fair value of a stock option using calculation based on a defined set of assumptions. Since the Company’s policy has always been to expense the issuance of options using the fair value based method using the Black-Scholes Model, there is no difference in the basic and diluted loss per share.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

During the year ended December 31, 2005, the Company issued 550,500 options with an exercise price of $10.00 to employees and directors from the 2004 Stock Plan. The options issued to the directors were expensed upon issuance and options issued to employees are expensed over three years.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
	(In thousands)

Stock-based compensation expense (a)	$727	$111

(a) Stock-based compensation expense is recognized in the Statement of Operations as research and development and general and administrative expenses under SFAS 123 and SFAS 123(R) for employees and directors

Quarter Ended June 30, 2007
(In thousands)

Stock-based compensation in research and development	$34

Stock-based compensation in general and administration	$20

Stock based compensations for options granted in 2006 and 2007:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (years)	Expected Dividend Yield (%)

1st Quarter-2006	$240,254	76	4.785	5	0
2nd Quarter-2006	13,270	79	5.125	5	0
3rd Quarter-2006	11,272	77	4.570	10	0
4th Quarter-2006	235,920	77	4.670	10	0
Total-2006	$500,716
1st Quarter-2007	309	69	4.640	10	0
2nd Quarter-2007	1,982	68	4.480	10	0
Total-2007	$2,291

The Company determined the fair value of share based payment awards to employees and directors on the date of grant using the Black-Scholes Model which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards, the Company used the Award’s contractual term as a proxy for its expected terms. For new grants after December 31, 2005, the Company estimated an expected term using the “safe harbor” provisions provided in SAB 107. The Company used historical data to estimate forfeitures, of which the Company estimated to be none.

The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was issued which included an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,“Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48.

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating how SFAS 157 will impact its results of operation and financial position.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following at December 31, 2006 and June 30, 2007 (unaudited):

	December 31, 2006	June 30, 2007
	(In thousands)
Cash in bank	$8,503	$863
Restricted cash	172	175
Total	$8,675	$1,038

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following at December 31, 2006 and June 30, 2007 (unaudited):

	December 31, 2006	June 30, 2007
	(In thousands)
Prepaid clinical trial costs (a)	$142	$312
Prepaid clinical trial costs—related party (b)	396	—
Prepaid insurance (c)	83	188
Prepaid professional and legal fees (d)	312	80
Prepaid trade shows (e)	51	—
Prepaid and current assets (other) (f)	282	174
Total	$1,266	$754

Prepaid expenses at June 30, 2007

(a)
Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI, Perry Scientific, Beacon Bioscience and Orthopaedic Education & Research. The balance includes $138,000 for clinical trial study involving magnetic resonance imaging (“MRI”) of patients with chronic back pain. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as research and development upon the completion of these trials.

(b)
Includes a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The Company has paid $396,000 to Phage for this project as of June 30, 2007. Phage has performed per the Company’s contract and is waiting for delivery instructions from the Company. The Company has recognized this expense in our “Statement of Operations” as research and development during the second quarter of 2007.

(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.

(d)
Includes prepaid professional and legal fees associated with SEC counsel, research and development studies, tax advisory services, legal retainer fees and investor relations programs. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense. (Includes $50,000 legal counseling fees and $19,000 of research study).

(e)
Includes prepaid amounts associated with trade shows in San Francisco, Florida, London, Las Vegas and Washington D.C. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

(f)
Includes $48,935 of rent for July 2007. Include other prepaid associated with software licensing, office expenses, and miscellaneous consulting fees. These items will be recognized in our “Statement of Operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Prepaid expenses at December 31, 2006

(a)
Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI, Inc. These amounts are to be applied against the final invoices and will be recognized in our “Statement of Operations” as research and development upon the completion of these trials.

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

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and June 30, 2007 (unaudited) consisted of as following:

	December 31, 2006	June 30, 2007
	(In thousands)
Furniture, fixtures, computer software, and equipment	$679	$733
Scientific equipment	86	86
Leasehold improvements	286	288
Less accumulated depreciation	(164)	(305)
Property and equipment net of accumulated depreciation	$887	$802

	As of June 30, 2006 (Unaudited)	As of June 30, 2007 (Unaudited)	For the Period from March 11, 1998 (inception) to June 30, 2007 (Unaudited)

	(In thousands)
Depreciation expense (a)	$46	$141	$311

(a) The Company disposed of fully depreciated assets with a value of $6,026 on December 31, 2002.

NOTE 8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2006 and June 30, 2007 (unaudited) consisted of the following:

	December 31, 2006	June 30, 2007
	(In thousands)
Due to Phage	$(111)	$—
Due from Phage	38	14
Total	$(73)	$14

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

NOTE 9. CONVERTIBLE NOTES PAYABLE

Convertible Senior Secured Notes

On March 20, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, we received net proceeds of $18,447,000. The fixed conversion price of the Senior Secured Notes, the number of shares and exercise price of the warrants are subject to an adjustment according to provisions in the Securities Purchase Agreement.  On May 21, 2007, the Company entered into an agreement to sell 15,000,000 shares of common stock of the Company for $1.00 per share in a private placement.  This transaction triggered the adjustment provisions in the Securities Purchase Agreement; and thus the fixed conversion price of $12.00 in the Senior Secured Notes and the exercise price of $8.50 for the warrants (“original terms”) were both reset to $1.00 per share as of May 21, 2007 (“re-pricing”), subject to anti-dilution and other customary adjustments. All other terms of the Senior Secured Notes remains unchanged. As of June 30, 2007, we had $11,358,779 principal amount outstanding of such convertible notes which was convertible at the option of the holders into 11,358,779 shares of common stock based on the re-set Fixed Conversion Price of $1.00 per share. However, the notes are convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $1 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company’s assets secure the notes.

On May 21, 2007, the Convertible Senior Secured Notes were fair valued according to the original terms of the agreement for the period starting April 1, 2007, through May 21, 2007. On May 21, 2007 the Convertible Notes were fair valued for the re-pricing. On June 30, 2007, the Senior Secured Notes were fair valued reflecting the re-pricing of the convertible notes. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives.

Period	Fair valued at March 31, 2007	Fair valued from March 31, 2007 to May 21, 2007	Fair Valued from May 21, 2007 to May 21, 2007	Fair Valued from May 21, 2007 to June 30, 2007	Net Decrease (Increase) Recorded as Adjustment to Fair Value
		(In thousands)
Warrants	$61	$7	$1,566	$2,058	$(1,997)
Convertibility Feature	84	8	3,433	3,998	(3,914)
Interest Convertibility Feature	40	14	15	414	(374)
Total	$185	$29	$5,014	$6,470	$(6,285)

 In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to a price reset. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 at $1.00 per share.

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock

3rd quarter- 2006	$295,723	110,500	$2.76	$7,576
4th quarter -2006	1,601,791	968,971	1.84	25,454
Total -2006	$1,897,514	1,079,471		$33,030
1st quarter -2007	3,493,266	3,655,993	1.00	72,225
2nd quarter-2007	3,250,441	3,455,148	0.99	32,409
Total -2007	$6,743,707	7,111,141		$104,634

The Company sold the notes under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”). The Company subsequently registered the Notes on a Form S-3 registration statement with an effective date of June 12, 2006.

The Company will incur certain penalties if it fails to file and obtain and maintain the effectiveness of a registration statement covering the notes and warrants (collectively “the Securities”), such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if the Company fails to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company’s securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default. To satisfy the above requirements; the Company filed a registration statement on form S-1/A on June 26,2007 that was declared effective by the SEC on June 28, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

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

The following table summarizes Convertible note, discount and derivative values outstanding at June 30, 2007 (Unaudited):

(In thousands)
Convertible Notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(8,641)
Convertible Notes at face value at June 30, 2007	11,359
Discounts on Notes:
Embedded derivatives	(4,655)
Warrant derivative	(2,383)
Net convertible notes on June 30, 2007	4,321
Amortization of discount from derivatives	4,506
Convertible notes at June 30, 2007	8,827
Embedded derivatives at fair value at June 30, 2007	4,412
Warrant derivative at fair value at June 30, 2007	2,058
Net Convertible notes, embedded derivatives and warrant derivative at June 30, 2007	$15,297

The following table defines our derivatives:

Item #	Derivatives	Definition
1	Warrants Derivative
The Company sold warrants in connection with the sale of senior secured convertible notes on March 20, 2006. The warrants were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.

2	Conversion Feature Embedded Derivative
As part of the sale of the senior secured convertible notes on March 20, 2006, the buyer has the right to convert up to 10% of the initial balance in to common stock each month starting August 20, 2006. The conversion feature derivatives were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.

3	Interest Conversion Embedded Derivative
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company has the right to pay interest with its common stock upon the registration effective June 12, 2006. The interest conversion derivatives were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.

4	Options issued to non-employees Derivatives
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued options to non-employees as option derivatives which were revalued at the end of each quarter.

5	Warrants issued to non-employees Derivatives
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives which were revalued at the end of each quarter.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

The following table summarizes the assumptions used to measure the fair value of our derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)		CVBT Stock Price

Warrant derivative - Convertible Note
As of March 20, 2006	0	74.6	4.59	3		$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	2		$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89

Conversion feature embedded derivative - Convertible Note
As of March 20, 2006	0	74.6	4.59	3		$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	2		$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89

Interest Conversion embedded derivative - Convertible Note
As of March 20, 2006	0	74.6	4.59	3		$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	2		$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89

Options issued to non-employees derivative
As of March 20, 2006	0	74.6	4.59	(a	)	$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	(a	)	$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89

Warrants issued to non-employees derivative
As of March 20, 2006	0	74.6	4.59	(a	)	$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	(a	)	$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89

(a) The range of the expected life and exercise prices are consistent with each individual instrument.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to fair value of derivatives	Balance as of December 31, 2006	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for new issuance conversion, exercise	Adjustment to Paid in Capital	Balance as of June 30, 2007

Warrant derivative - convertible note	$172	$1,885	$—	$—	$2,058
Adjustment to fair value of derivative included in other income (expense)	172	1,885	—	—	2,058

Conversion feature embedded derivative -convertible note	321	7,529	—	(3,852)	3,998
Interest conversion feature embedded derivative - convertible note	98	1,135	—	(819)	414
Total embedded derivatives	419	8,664	—	(4,671)	4,412

Option derivative - non-employees	1,406	(1,077)	28	436	793
Warrant derivative - non-employees	366	(609)	400	—	157
Total warrant and options derivative non-employees	1,772	(1,686)	428	436	950

The Company revalues the derivatives at the end of each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations.

During the year ended December 31, 2006, conversion by note holders of convertible notes and interest into common stock and payment of interest in cash each resulted in reclassifying the fair value of the respective derivative feature on the transaction date from liability to equity in an amount aggregating $2,654,384.

In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at June 30, 2007.

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period as well as assumptions regarding a number of highly complex and subjective variables used in the Black-Scholes Model. If our Company’s stock price decreases sufficiently, the Company may show “Other Income” conversely if it increases the Company may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income,” conversely, if it decreases, the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended June 30, 2007, our Company’s stock price has decreased from $7.15 to $0.89. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 74.6% to 79.65%. As of June 30, 2007, the Company shows $11,790,275 of adjustment to the fair value of derivatives as Other Income.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

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

Options derivative transactions - Non-employees:

Period	Options Granted	Exercise Price - Non-Employees	Estimated Fair Value on the date options granted or Transferred	Fair Value of Portion Vested as of June 30, 2007	Option Derivatives	Transfer of fully vested employee stocks to non-employee

During quarter ended December 31, 2006 (a)	150,000	$10.00	$228,000	$14,242	$97,913	—
During the quarter ended March 31, 2007 (b)	—	0.30	435,600	—	—	440,000
During the quarter ended June 30, 2007	—	—	—	—	—	—

All options were issued for future services and will be expensed over the vesting period. Black-Scholes Model is used to estimate the fair value of the options.
(a) Expected life of 10 years, volatility of 77%, risk free rate of interest of 4.58 - 4.67% and an expected dividend yield of zero.
(b) Expected life of 10 years, volatility of 71.22%, risk free rate of interest of 4.85% and an expected dividend yield of zero. Transaction is done as a function of law.

Change in the Fair Value of the Options excluding non- employees reclassified options:

Adjustments to fair value	At March 31, 2007	At June 30, 2007

	(In thousands)

Adjustment to the fair value of option derivatives for option derivatives (a)	$(64)	$(913)
Adjustment to the fair value of warrants derivatives for warrant derivatives	(488)	(609)
Total adjustments to fair value	$(552)	$(1,522)

(a) Assumptions for Quarter ended March 31, 2007 were as follow: (1) dividend yield of 0%, (2) the range of the expected volatility of 64.83% to 76.30%, (3) the range of the risk-free interest rate of 4.87% to 5.03% and (4) the range of the expected life and exercise prices consistent. See previous tables for assumptions used for June 30, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Stock Option Transactions- Non-Employees	Number of Option Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate %	Expected Remaining Life ( years)	Decrease In the FV of Option Derivatives

Quarter 1- 2007	160,000	0	70.97 -71.15	4.45-4.87	2.80-3.03	$122,698
Quarter 2- 2007	180,000	0	69.58-70.94	4.55-4.98	2.50	163,400
Total-2007	340,000					$286,098

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

Warrant Transactions- Non-Employees Office/Director	Warrants issued	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)	FV on the date warrants granted	Exercise price

April -2006 (a)	250,000	0	79	5.125	10	$1,602,500	$10.00
(a) All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.

The Company filed an S-3 which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. On April 2, 2007, the Company paid interest in cash of $435,414 in the quarter ended June 30, 2007. The interest rate for the three-month period ended June 30, 2007 was 12.35%.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (close date), will be amortized on a straight line basis into interest expense over the life of notes and warrants. The following table summaries these amounts as of June 30, 2007:

	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(In thousands)
Balance March 20, 2006 (close date)	$1,553	$2,383	$8,196	$—
Adjustment on the estimated legal expenses on the convertible notes	(23)	—	—	(23)
Percent change for conversion to common stock for June 30, 2007	(662)	—	(3,541)	(4,202)
Amortization for the period March 20, 2006 (close date) through June 30, 2007 charged to interest expense	(653)	(1,015)	(3,491)	(5,159)
Remaining deferred costs and discount to be amortized	$215	$1,368	$1,164	$(9,384)

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
JUNE 30, 2007

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
JUNE 30, 2007

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

Convertible promissory notes series I, II, IIa	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	For the Period from March 11, 1998 (inception) to June 30, 2007

Interest expense from the beneficial conversion feature	$—	$—	$2,050,000
Total financing cost	—	—	2,135,715
Interest expense on series I, II, IIa	—	—	1,357,285
Total	$—	$—	$5,543,000

Senior secured convertible notes - Promethean	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	For the Period from March 11, 1998 (inception) to June 30, 2007

Interest expense	$689,927	$899,198	$3,715,426
Amortization of deferred financing cost	143,797	765,682	7,269,247
Amortization of derivatives	979,527	4,526,572	1,168,313
Total	$1,813,251	$6,191,452	$12,152,986

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended December 31, 2005, nine convertible preferred shareholders elected to convert 23,250 of their preferred shares into 2,325,000 shares of common stock. The 2,000,000 shares of common stock, which as of December 31, 2004 had not been issued but was classified as committed common stock, were issued during this period. At December 31, 2005 all issued preferred stock had been converted into common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Common Stock

	For the Year Ended	Amount Converted to Common Stock	Number of Shareholders	Number of Preferred Stock	Converted to Common stock
Convertible preferred shareholders (a)	December 31, 2004		11	28,100	2,810,000
Convertible Series I, II, IIa (notes)	December 31, 2004	$4,531,200			1,649,550
Convertible notes payables (b)	December 31, 2005		9	23,250	2,325,000

(a) At December 31, 2004, 2,000,000 shares of common stock were subsequently issued in 2005.
(b) In addition, six stock option holders exercised options to purchase 123,466 shares of common stock during year ended 2005.

On May 21, 2007 the company entered into an agreement to sell in a private offering 15,000,000 shares of the Company’s Common Stock at $1.00 per share for a total of $15,000,000. There are no registration rights, warrants, other dilutive securities or modifications of security holders’ rights. As of June 30, 2007, we received $1,500,000 and issued 1,500,000 shares of common stock.

On February 11, 2005, the Company’s S-1 registration for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005, the Company’s Initial Public Offering (IPO) was closed. The Company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses commissions of $1,681,875 and offering expenses payable by the Company of $655,500, resulting in net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for proceeds to the Company of $2,030,625.

At December 31, 2005, the convertible notes payable have been converted into common stock, except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued.

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with common stock
3rd quarter—2006	$295,723	110,500	$2.76	$7,576
4th quarter—2006	1,601,791	968,971	1.84	25,454
Total—2006	$1,897,514	1,079,471		$33,030
1st quarter—2007	3,493,266	3,655,993	1.00	72,225
2nd quarter—2007	3,250,441	3,455,148	0.99	32,409
Total—2007	$6,743,707	7,111,141		$104,634

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
December 2005	1	—	933,330	848,482
Total-2005			933,330	848,482
1st quarter - 2006	1	—	100,000	89,116
2nd quarter - 2006	2	55,000	—	55,000
3rd quarter - 2006	1	210,000	—	210,000
4th quarter -2006	1	200,000	—	200,000
Total-2006		465,000	100,000	554,116
1st quarter - 2007	1	220,000	—	220,000
April 2007	1	60,000	—	60,000
May 2007	1	40,000	—	40,000
June 2007	1	80,000	—	80,000
Total-2007		400,000	—	400,000

In May 2006, 20 commemorative shares which had a fair value of $122 were issued to the founders and the executives.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

The Company may issue stock options to both employees and non-employees outside of its formal stock option plans. It is Management’s intent to grant all options at exercise prices not less than 85% of the fair value of the Company’s common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through June 30, 2007, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123(R) as discussed in Note 4.

Stock option granted for 2006 and 2007:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	10.00	5,424	5	76
2nd quarter - 2006 (b)	3,000	10.00	13,270	5	79
3rd quarter - 2006 (b)	4,800	10.00	11,272	10	77
4th quarter - 2006 (b)	156,000	10.00	235,920	10	77
Total-2006	215,050		$500,716

1st quarter - 2007 (b)	500	10.00	309	10	69
April 2007 (b)	3,000	10.00	1,982	10	68.28
May-2007 (b)	—	—	—	—	—
June-2007 (b)	—	—	—	—	—
Total-2007	3,500		$2,291
All options were granted from 2004 stock plan (defined on the next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.
(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the life of the options.

Stock Option Transactions- Non-Employees	Number of Options Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate	Expected Remaining Life	Decrease In the FV of Option Derivatives
1st quarter - 2007	160,000	0	70.97-71.15	4.45-4.87	2.80-3.03	$122,698
2nd quarter - 2007	180,000	0	69.58-70.94	4.55-4.98	2.50	163,400
Total-2007	340,000					$286,098

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Stock option transactions for 2005 and prior years:

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

Stock Option Transactions- Non-Employees	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Risk Free Rate of Interest (%)	Approximate Volatility (%)
During the year ended December 31, 2005 (a)	550,500	$10.00	$2,387,574	5	4.06	76
During the year ended December 31, 2004 (b)	40,000	—	57,792	5	1.03 to 1.50	76
During the year ended December 31, 2004 (c)	25,000	—	21,385	5	1.02	76
During the year ended December 31, 2003	90,000	—	47,120	5	1.39	76
During the year ended December 31, 2002 (d)	—	—	—	—	—	—

(a) Options granted to employees and directors from the 2004 Stock Plan. Six stock option holders executed their options to purchase 124,500 shares of common stock, of the total 124,500 stock options exercised, 20,000 stock options were exercised cashless.
(b) Options granted to employees for past services and expensed on the date granted.
(c) Options granted to non-employees for past services and expensed on the date granted.
(d) Options granted to employees. The Company used Black-Scholes Model to estimate the fair value of the options granted. All options were granted for past services and expensed on the date granted.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2006 and June 30, 2007 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	15,050	10.00	200,000	10.00	215,050	10.00
Exercised	—	—	(465,000)	0.30-0.50	(465,000)	0.30-0.50
Forfeitures	—	—	—	—	—	—
Outstanding at December 31, 2006	1,185,550	$0.30-$10.00	1,725,500	$0.30-$10.00	2,911,050	$0.30-$10.00
Granted	3,500	10.00	—	—	3,500	10.00
Reclassified	(440,000)	0.30	440,000	0.30-0.50	—	0.30
Exercised	(60,000)	0.30	(340,000)	0.30	(400,000)	0.30-0.50
Cancelled	(2000)	10.00	(150,000)	10.00	(152,000)	10.00
Forfeited	—	—	—	—	—	—
Outstanding at June 30, 2007 (Unaudited)	687,050	$0.30-$10.00	1,675,500	$0.30-$10.00	2,362,550	$0.30-$10.00

Weighted average exercise price of options granted, exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and June 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2006
Employees—outstanding	1,185,550	$1.80	3.86	$2,133,990
Employees—expected to vest	229,758	1.80	3.86	413,564
Employees—exercisable	955,792	1.80	3.86	1,720,425
Non-Employees—outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees—expected to Vest	112,500	10.00	9.75	—
Non Employees—exercisable	1,613,000	3.61	6.21	1,221,300
As of June 30, 2007 (Unaudited)
Employees—outstanding	687,050	2.91	4.19	295,000
Employees—expected to vest	64,875	4.55	8.33	—
Employees—exercisable	622,175	2.17	4.19	295,000
Non-Employees—outstanding	1,675,500	2.84	5.65	669,650
Non-Employees—expected to vest	90,632	7.39	9.44	—
Non Employees—exercisable	1,584,868	2.63	5.65	669,650

During the first quarter of 2007, as a function of law, 440,000 existing fully vested employee stock options with an exercise price of $0.30 were reclassified to a non-employee. The Company estimated the fair value on the date of transfer of the options to be $435,600 using the Black-Scholes Model and has reclassified the estimated fair value from equity to option derivative liability. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 71.22%, risk free rate of interest of 4.85% and an expected dividend yield of zero.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Warrants

Warrants have only been issued to outside parties and have never been issued to employees:

Warrant activities prior to 2006	Warrants issued for purchase of Common Stock	Estimated Fair Value	Exercise Price Per Share	Weighted Average Expected Life (years)	Risk Free Rate of Interest (%)	Approximate Volatility (%)	Expected Dividend Yield
December 2000 (a)	933,330	$115,475	$0.40	3.5	5.02	0	0
January 2001 (b)	100,000	—	0.80	5	4.89	0	0
June 2003 (c)	200,000	119,744	2.00	5	0.94	76	0
February 2005 (d)	75,000	—	—	—	—	—	—
April 2006 (e)	250,000	1,602,500	10.00	10	5.12	79	0

(a) The warrants fully vested in December 2001 and were to expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.
(b) The warrant was fully vested on the date of grant and was exercised in March 2006.
(c) The warrant issued to an individual in connection with consulting services rendered. The warrant fully vested on the date of grant and expires in June 2013.
(d) The Company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of six months commencing on the effective date of the IPO, February 11, 2005.
(e) All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.

Warrant activity for the year ended December 31, 2006 and for the three months ended June 30, 2007 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	375,000	$3.78
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—
Outstanding at December 31, 2006	1,230,882	$7.88
Granted	—	—
Sold / Reissued (a)	5,999,997	1.00
Exercised	—	—
Forfeited / Cancelled (a)	(705,882)	8.50
Outstanding at June 30, 2007	6,524,997	$1.51
Warrants exercisable at December 31, 2005	375,000	3.78
Warrants exercisable at December 31, 2006	1,168,382	7.88
Warrants exercisable at June 30, 2007	6,524,997	1.51

(a) In connection with the Securities Purchase Agreement, the Company issued warrants to purchase an aggregate of 705,882 shares of our common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 at $1.00 per share.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

The following table summarizes information about warrants outstanding at June 30, 2007 (unaudited):

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	5.98	$2.00	200,000	$2.00
$1.00 (a)	5,999,997	1.72	1.00	5,999,997	1.00
$10.00	250,000	8.79	10.00	250,000	10.00
$12.50	75,000	1.63	12.50	75,000	12.50
Total	6,524,997			6,524,997

(a) In connection with the Securities Purchase Agreement, we issued warrants to purchase an aggregate of 705,882 shares of our common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 at $1.00 per share.

Authorized Shares

At the Company’s 2005 Annual Meeting of Stockholders held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares.

NOTE 11. RELATED PARTY TRANSACTIONS

	For the Six Month Periods Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30, 2007
	2006	2007
Fees Paid to:	(In thousands)

Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (a)	$—	$—	$200
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (b)	240	240	2,056
Vizier Management Company (c)	—	—	116
GHL Financial Services Ltd. (“GHL”) (d)	10	70	2,295
Dr. Thomas Stegmann M.D. ( the Company’s Co-founder, Co- President, and Chief Medical Officer (e)	290	240	1,729
C.K. Capital International and C&K Capital Corporation (f)	1,218	—	1,763
Dr. Wolfgang Priemer (the Company’s founder) (e)	35	40	322
Total	$1,793	590	$8,481

(a)	Consulting fees
(b)	Employment Services.
(c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting.
(d)	A director is a principal and owns 4.12% of the Company for the overseas sale of the Company’s convertible notes payable and Preferred Stock.
(e)	Fees were paid for assisting the Company with the European Compliance Committee which monitors the Company’s activities in Europe from the legal, regulatory and tax compliance perspectives.
(f)	C.K. Capital International and C&K Capital Corporation are controlled by Alex Montano, son of Daniel C. Montano

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

On March 15, 2006, the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California Limited Partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty which was terminated on May 23, 2007. The Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. (See note 13).

During August, 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. Phage obtained a third-party proposal as a benchmark for the pack-and-fill. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal. Phage has completed the manufacturing run of a clinical lot of FGF-1 as of May 19, 2007. Phage has done the final fill of this product for the upcoming Phase I clinical trial in peripheral artery disease. Phage will continue to store the product at its facility until further instruction from Cardio. The Company has paid $396,000 to Phage for this project as of June 30, 2007.

NOTE 12. INCOME TAXES

The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and June 30, 2007 and the Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated tax losses available to carry forward for application against future taxable income in each of the Company’s taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three months ended June, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

	As of December 31, 2006	As of June 30, 2007

Net Operating Loss carry forward:	(In thousands)

Federal income taxes	$45,147	$56,324
State income taxes (California)	44,185	55,361

As of June 30, 2007

(In thousands)

Federal research and development credit carry forward	$727

Three Months Ended June 30, 2007

(In thousands)

Recognized tax benefit (a)	$7,146

(a) The tax benefit relates to temporary differences and the benefit of loss carried forward and recorded a valuation allowance against these tax benefits of an equal amount.

Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882 and expired in October 2005. On May 2004, the Company gave a deposit of $5,900. The Company vacated this facility in October 2005 and subsequently the deposit was refunded.

During 2004 and 2005, the Company sub-leased space from Phage for approximately $2,800 per month as part of the agreement for administrative services.

In November 2005, the Company entered into a five year operating lease for its corporate headquarters commencing on March 1, 2006. The lease provides for a renewal option for an additional five years. The lease provides for increases in annual rental payments of approximately 3%. Also, the agreement requires the Company to pay its share of certain common operating costs that are to be assessed annually. On May 23, 2007, Canta Rana Ranch, L.P., a California Limited Partnership (“Canta Rana”), released CardioVascular BioTherapeutics, Inc. (the “Company”) from its obligations under the Standard Lease Guaranty, executed by the Company on March 15, 2006 (the “Guaranty”), in connection with the Standard Industrial Net Lease (the “Phage Lease”), dated March 15, 2006, between Phage Biotechnology Corporation, a Delaware Corporation (“Phage”) and Canta Rana. The Agreement Exchanging Lease Guaranties (the “Agreement”), executed by Canta Rana and the Company, among other parties, became effective on May 23, 2007 when the terms therein were satisfied and which effectiveness thereby terminated and superseded the Guaranty, which released the Company of any and all obligations of Phage under the Phage Lease. Also in relation to the termination of the Guaranty, the Indemnity and Reimbursement Agreement, dated March 15, 2006, between the Company and Phage that was executed in exchange for the Guaranty, automatically terminated on May 21, 2007, the effective date of the exchange of guaranties referenced in the Agreement.

Cardio entered into a Second Amendment dated September 8, 2006 (to be effective as of September 1, 2006) for the expansion space use of administrative offices in Las Vegas. The Second Amendment commences on August 29, 2006 and shall run coterminous with the term of that certain lease, dated November 1, 2005 for the space, consisting of 7,190 square feet of rentable space and expires on February 28, 2011. In total, including the annual base rent the Company will pay approximately $428,241in base rent for the expansion space throughout the term of the lease.

Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability Company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the lease for the use of 6,768 square feet of general office and laboratory space. Our security deposit is refundable thirty days upon termination of the lease.

Paid rent:	Three Months Ended June 30, 2007	Three Months Ended June 30, 2007
	(In thousands)
Total rent paid (a)	$51	$126

(a) Total rent paid for our corporate office in Las Vegas and the lab facility in San Diego.

Deferred rent as of June 30, 2007	Amount
(In thousands)
Corporate headquarter	$30
Expanded space- corporate headquarter	4
San Diego lab facility	85

Security deposit is refundable thirty days upon termination of the lease.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
(In thousands)
2007	$208
2008	523
2009	541
2010	559
2011	275
Thereafter	322
Total	$2,428

The company bills related party approximately $6,000 per month for use of space.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

Phage Lease Guaranty (Now Terminated)

On May 23, 2007, Canta Rana Ranch, L.P., a California Limited Partnership (“Canta Rana”), released CardioVascular BioTherapeutics, Inc. (the “Company”) from its obligations under the Standard Lease Guaranty, executed by the Company on March 15, 2006 (the “Guaranty”), in connection with the Standard Industrial Net Lease (the “Phage Lease”), dated March 15, 2006, between Phage Biotechnology Corporation, a Delaware Corporation (“Phage”) and Canta Rana. The Agreement Exchanging Lease Guaranties (the “Agreement”), executed by Canta Rana and the Company, among other parties, became effective on May 23, 2007 when the terms therein were satisfied and which effectiveness thereby terminated and superseded the Guaranty, which released the Company of any and all obligations of Phage under the Phage Lease. More specifically, the Company is no longer liable for the full performance of each and every obligation of Phage under the Phage Lease.

The Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 of the Standard Industrial Net Lease dated March 15, 2006, entered into by Canta Rana Ranch, L.P., a California Limited Partnership and Phage, an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. This guaranty was terminated on May 23, 2007, whereby the Company was released from these obligations.

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

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006 (the “Indemnity Agreement”) under which it paid the Company certain guarantee fees. This Indemnity Agreement also terminated on May 23, 2007.

For the three months ended June 30, 2007, the company earned $2,757 of guaranty fees from Phage.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company’s sole supplier of its drug candidates formulated with FGF-1 141.

If Phage defaults on payment of the minimum monthly rent or the additional rent, which monthly payments aggregate approximately $20,000, the Company is obligated, pursuant to the Lease Guaranty, to pay to the lessor the rents in default. The Company’s maximum contingent liability is approximately $1,137,000 as of June 30, 2007 and will decrease by approximately $20,000 per month as minimum monthly rent and the additional rent are paid by Phage.

Phage has indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing a balance of $5,000,000.

In relation to the termination of the Guaranty, the Indemnity and Reimbursement Agreement, dated March 15, 2006, between the Company and Phage that was executed in exchange for the Guaranty, automatically terminated on May 21, 2007, the effective date of the exchange of guaranties referenced in the Agreement.

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

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements are as follow:

Consulting fees:	As of June 30, 2006	As of June 30, 2007	For the Period from March 11, 1998 (inception) to June 30, 2007
	(In thousands)
Consulting agreements	$367	$1,832	4,535

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30-$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2.00 per share. The warrants are exercisable immediately and have a contract life of 10 years.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

List of consulting agreement:

Item #	Contract	Agreement Name	Start	End Date
1	Mickael Flaa	Chief Financial Officer	1-Jun-03	Ongoing
2	Investor relation consultant	Investor Relations	20-Mar-98	Ongoing
3	Investor awareness	Public Relation	1-Nov-04	1-Jun-06
4	Schwartz Communications	Public Relation	1-Jul-06	Ongoing
5	VP Corporate Development	VP Corporate Development	1-Sep-06	Ongoing
6	Marketing director	Director of Corporate Development	1-Dec-06	Ongoing
7	Medical consultant	Medical Expert	1-Oct-06	Ongoing
8	Medical consultant	Medical Expert	1-Sep-06	Ongoing

Service Agreements

The Company has entered several service agreements as follow:

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Joint patent agreement	28-Feb-07	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for Cardiovascular indications	24-Oct-01	Ongoing
5	CVBT Founder	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-04	31-Dec-06

1)
Cardio entered into a joint patent agreement with Phage as of February 28, 2007. Cardio plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. Cardio and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patent applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that Cardio would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Cardio and Phage now wish to enter a new agreement superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledge that the jointly owned and cross-licensed rights are vital to the parties’ respective plans for development and commercialization and wish to further clarify the parties’ respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, Cardio shall pay a 6% royalty on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this Agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.

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
5)
The Company’s royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.

6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter delivery.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
8	Phage Biotechnology	Lease Guarantee- San Diego	15-Mar-06	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-06	First date of generating revenue
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
14	Investment Banker	Investment Banker	6-Jun-06	Ongoing
15	Public Accounting Firm	Professional Services	1-July-06	Ongoing

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
9)
The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of the Company’s common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of the Company’s assets secure the notes.

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

14)
The purpose of this agreement is to audit our interim financial reports for the purpose of proposed admission document to London Stock Exchange’s Alternative Investment Market (“AIM”). The Company paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.

15)	A provider of accountancy and business services is assisting Cardio in preparation of the admission document for London Stock Exchange’s Alternative Investment Market, or AIM.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
JUNE 30, 2007

	For the Six Months Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30, 2007 (Unaudited)
	2006 (Unaudited)	2007 (Unaudited)
	(In thousands)
Service Fees Paid for Major Contractual Obligations:
Hesperion (formerly TouchStone Research, Inc.)	$1,003	$293	$4,841
Catheter and Disposables Technologies	19	—	81
bioRASI	448	160	1,086
Kendle	—	328	1,262
Bruckner Group	—	617	854
Investment Banker	—	101	202
Public Accounting Firm	—	372	540

Total	$1,470	$1,871	$8,866
Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has not run. If the sales to note holders that have converted to common stock had to be rescinded, our total potential liability could be $800,000 plus interest.
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

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time that is material to its business and is unaware of any claims that may be filed against it.

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

General and administrative expenses consist primarily of personnel and related expenses, general corporate activities, and through quarter ended June 30, 2006, have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as it builds a sales force and marketing capabilities for our drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

Results of Operations

Six months Ended June 30, 2006 and 2007

During the period ended June 30, 2007, the Company spent $3,332,695 in research and development to support its FDA clinical trials. Research and development expenses increased by $131,213 in comparison to the same period last year.

Our research and development consist of clinical costs of $2,411,982 including $927,116 paid to an affiliate for contract clinical research. The clinical trial costs is due to the following clinical trials progress during quarter ended June 30, 2007:

Clinical Development:

i) Severe Coronary Heart Disease - Surgical delivery: We completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers which were managed by our contract clinical research organization. A full report of this trial will be submitted to the FDA. The Company is currently collecting the final safety data in 12 month follow-up visits of our patients who were treated in our Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. Of note, the Data and Safety Monitoring Committee, an independent group of three external physicians, reviewed all safety data from our trial and concluded that there were no serious, unexpected adverse events attributable to our drug candidate in this Phase I trial.

Based on written comments received back from the U.S. FDA a major change in the clinical Protocol was recommended and now authorized by the FDA dealing with the manner in which the API, FGF-1, is delivered to the heart by catheter injection system MyoStar®.

ii) Severe Coronary Heart Disease- Catheter: CVBT is now proceeding with its Phase II clinical trial in patients with severe coronary heart disease.  Collaborating with Cordis Corporation, a Johnson and Johnson Company, FGF-1 will be delivered to the heart using their proprietary catheter injection system, the MyoStar® injection catheter. Before and after treatment with FGF-1, each patient’s heart will be screened and ischemic regions of the heart identified utilizing Cordis Corporation’s NOGA® electromagnetic mapping system. A placebo group has been added as an additional control group to our Phase II study, this will significantly improve the statistical analysis of efficacy results we obtain from this trial.

         The Phase II trial will be an international trial conducted in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen an international clinical research organization, Kendle, to oversee and manage our Phase II trial, who will work closely with the Cordis Corporation to identify clinical trial sites with prior experience with the MyoStar® and NOGA® catheter systems.

iii) Wound Healing: We have been authorized by the FDA to conduct clinical testing of our wound healing drug candidate, CVBT-141B, with API, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at one clinical site located in the Pittsburgh, PA area. As of June 30, 2007, seven patients have been dosed. Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial. In anticipation of the near term completion of this Phase I trial, a Phase Ib/II Clinical Protocol has been drafted where the API, FGF-1, will be tested over a longer period of time to increase wound closure rates in a similar patient population.

iv) Peripheral Artery Disease: CVBT is now proceeding with its authorized Phase I clinical trial in PAD patients suffering from intermittent claudication which is a form of PAD. Clinical trial sites are being identified and provided with the approved clinical protocol to provide quotes to carry out the study. Colorado Prevention Center will be the contracted clinical research organization that will manage this trial and they are currently negotiating with six U.S. medical centers to perform this trial.

v) Lumbar Ischemia: As of June 30, 2007, four patients have been dosed in low dose group with no adverse events reported. In Phase I trial 32 patients with chronic back pain will be enrolled and will receive four doses of FGF-1.

vi) Disc Ischemia: We have contracted with the Orthopaedic Education and Research Institute of Southern California, of which Dr. Gardner is the executive director, to perform a clinical study on approximately 50 patients who reached a point in their treatment where surgery is the suggested option. This study received institutional review board (IRB) approval of the final protocol, and the study commenced in the second quarter of 2007 with seven patients screened to date. The study will involve the use of MRI to examine discs for signs of underperfusion and whether this lack of blood flow to one or more discs is a consistent finding in patients with chronic back pain and disc degeneration. Results obtained from this study will lead to a subsequent IND filing and clinical trial, which will utilize drug candidate CVBT-141D with FGF-1 141 as the API for this indication.

Pre-Clinical Development:

i) Bone: Data from a second animal model of bone growth indicated a robust effect of FGF-1 on the growth of new bone after a local injection to skull bones. The effect was significant and substantial. On July 17, 2007, Cardio announced that it has successfully completed work on a new medical indication for its protein drug candidate, FGF-1, in an animal model of bone growth. This research project, conducted in collaboration with Tufts University Medical School,

ii) Diabetes: We are exploring pre-clinical research in an animal model of diabetes, where we will examine the effect of FGF-1 to stimulate beta-cell production in the pancreas. Beta cells are the insulin-producing cells of the body.

iii) Stroke: We are continuing its research with experimental animal models of both acute and chronic stroke, and we are examining the potential improvement in neurological deficits caused by stroke after treatment with FGF-1. On July 12, 2007, Cardio announced the completion of its pre-clinical research program to asses the effects of its protein-based drug candidate, CVBT-141F, in reducing brain damage due to stroke. The results from three independent animal studies demonstrated that CVBT 141F significantly reduced the stroke-affected area in the brain.

	For the Six Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Research and development (a)	$3,201	$3,333	$132	4%

(a)	Includes $806,454 and $927,116 paid to Phage Biotechnology Corporation.

During the six months ended June 30, 2007, general and administrative expenses increased 45% by $2,516,542 in comparison to the same period in 2006. The increase includes professional fees of $1,042,784. A provider is assisting the Company to conduct a feasibility study to incorporate economic evaluations in to a development process that will allow us to produce a product with a compelling value proposition, poised to obtain the broadest possible payer coverage and clinical utilization. The increase in professional fees was offset by a substantial a decrease in marketing expenses. In addition, the Company expensed $1.2 million of deferred financing cost associated with AIM listing which contributed to the increase in general and administrative expenses.

For the six months ended June 30, 2007 we contributed $337,160 to a non-profit medical education organization to increase public awareness in regards to regenerative medicine.

As of June 30, 2007, we have a total of twenty-one full time and one part time employees compared to fifteen full time and two part time during the same period in prior year.

	For the Six Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
General and administrative (b)	$5,651	$8,167	$2,516	45%

(b)	Includes $96,141 and $25,818 paid to Phage Biotechnology Corporation.

Interest income decreased to $127,096 from $398,944 for the three months ended June 30, 2006 and 2007, respectively. This is a result of a lower level of cash and marketable securities available for investment as the Company spends more in research and development due to its recent progress in clinical trials.

	For the Six Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest income	$399	$127	$272	(68)%

During the period ended June 30, 2007, interest expense increased to $6,191,452 by $4,378,201 compared to the same period in 2006. Interest expense for 2007 represents interest on senior secured convertible notes payable of $899,198 for the period ended June 30, 2007. Also accumulated amortization of deferred financing costs of $765,682 were recorded as non cash charges in interest expense and amortization of discount for the fair value of derivatives is $4,526,572 aggregating $5,292,254 of interest expense from amortization.

	For the Six Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,813	$6,191	$4,378	241%

Adjustment to fair value of derivatives decreased from $3,691,488 to $(10,083,579) and adjustments to the fair value of derivatives- other decreased from $4,939,875 to $1,399,799 for the three months ended June 30, 2006 and 2007. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, we may show “Other Income”, conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely if it decreases, we may show “Other Income”. Since the issuance of the Convertible Notes on March 20, 2006 to the period ended June 30, 2007 our Company’s stock price has decreased from $7.15 to $0.89. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 74.6% to 78.21%.

	For the Six Month Periods Ending June 30,
	2006	2007
	(Dollars in thousands)
Adjustment to fair value of derivatives	$3,691	$(10,084)

Adjustment to fair value of derivatives- other	$4,940	$1,400

Three months Ended June 30, 2006 and 2007

During the quarter ended June 30, 2007, the Company spent $1,718,346 to support its FDA clinical trials. We anticipate an increase in our spending during the next six months as we make progress in our Phase II clinical trial for patients with severe coronary heart disease.

	For the Three Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Research and development (a)	$1,732	$1,718	$(14)	(1)%

(a)	Includes $480,249 and $384,384 paid to Phage Biotechnology Corporation.

During the three months ended June 30, 2007, general and administrative expenses increased 55% to $4,637,789 in comparison to the quarter ended June 30, 2006. This increase is the result of professional fees of $684,805. A provider is assisting the Company to conduct a feasibility study to incorporate economic evaluations in to a development process that will allow us to produce a product with a compelling value proposition, poised to obtain the broadest possible payer coverage and clinical utilization. In addition, the Company expensed $1,228,478 of deferred financing cost associated with AIM listing. For the quarter ended June 30, 2007 we contributed $50,000 to a non-profit medical education organization to increase public awareness in regards to regenerative medicine.

As of quarter ended June 30, 2007, we have a total of twenty-one full time and one part time employees compared to fifteen full time and two part time during the same period in prior year.

	For the Three Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
General and administrative (b)	$2,992	$4,638	$1,646	55%

(b)	Includes $41,110 and $5,175 paid to Phage Biotechnology Corporation.

Interest income decreased to $26,390 from $306,825 for the three months ended June 30, 2006 and 2007, respectively. This is a result of a lower level of cash and marketable securities available for investment as the Company spends more in research and development due to its recent progress in clinical trials.

	For the Three Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest income	$307	$26	$281	(92)%

During the quarter ended June 30, 2007, interest expense increased to $2,971,272 by $1,361,925 compared to the same period in 2006. Interest expense for 2007 represents interest on senior secured convertible notes payable of $384,171 for the quarter ended June 30, 2007. Also accumulated amortization of deferred financing costs of $373,567 were recorded as non cash charges in interest expense and amortization of discount for the fair value of derivatives is $2,213,534 aggregating $2,971,272 of interest expense from amortization.

	For the Three Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,609	$2,971	$1,362	85%

Adjustment to fair value of derivatives decreased from $5,217,127 to $(7,957,949) and adjustments to the fair value of derivatives- other decreased from $6,121,545 to $847,545 for the three months ended June 30, 2006 and 2007. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, we may show “Other Income”, conversely if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely if it decreases, we may show “Other Income”. Since the issuance of the Convertible Notes on March 20, 2006 to the period ended June 30, 2007 our Company’s stock price has decreased from $7.15 to $0.89. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 74.6% to 78.21%.

	For the Three Month Periods Ending June 30,
	2006	2007
	(Dollars in thousands)
Adjustment to fair value of derivatives	$5,217	$(7,958)

Adjustment to fair value of derivatives- other	$6,121	$847

4.	Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2007, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through June 30, 2007, we have received net proceeds of approximately $51,870,000 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through June 30, 2007.

Security	Net Proceeds
(Dollars in thousands)
Pre USA IPO
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520
Common stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	12,756
Post USA IPO
Net proceeds from the IPO	14,682
1,725,000 shares of common stock sold at $10.00 per share net of the options exercised
988,466 stock option exercised	421
Net proceeds from private placement of senior secured convertible note of Senior Secured Notes (b)	18,617
Net proceeds from private placement of common stock at $1.00 (a)	1,500
Total net proceeds from financing through June 30, 2007	52,400
Deferred financing cost associated with private placement	(530)
Net proceeds from securities sold	$51,870

(a) On May 21, 2007 the company entered into an agreement to sell in a private offering 15,000,000 shares of the Company’s Common Stock at $1.00 per share for a total of $15,000,000. As of June 30, 2007, we received $1,500,000 and issued 1,500,000 shares of common stock. There are no registration rights, warrants, other dilutive securities or modifications of security holders’ rights associated with the transaction.

(b) On March 20, 2006, we have completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock which was increased to 5,999,997 due to price re-set from $8.50 to $1.00. We will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses have been paid by us, such that the Company realized net proceeds in the amount of $18,447,000.

On March 20, 2006, Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we received revenue from the sale of drugs containing FGF-1 141 after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

5.	Cash Flow

Six months ended June 30, 2006 and 2007

Cash consumed in our operating activities increased by 11% for the six months ended June 30, 2007 compared to the same period in 2006. The increase is due to progress in “Severe Coronary Heart Disease, Wound Healing and Peripheral Artery Disease” clinical trials as discussed in the result of operation. The Company announced its FDA approval to proceed Phase II of its Coronary Heart Disease in July 2007. As a result, we incurred higher professional fees.

Cash consumed in our investing activities decreased by 89% due to purchase of restricted cash of $2,766 combined with $56,313 of capital expenditures for property and equipment, resulting in total of $59,080 of cash consumption in investing activities for the quarter ended June 30, 2007.

	For the Six Month Periods Ended June 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)

Cash flow from operating activities	$(8,249)	$(9,158)	$(909)	11%
Cash flow from investing activities	(535)	(59)	476	(89)%
Cash flow from financing activities (a)	18,474	1,577	(16,897)	(91)%

(a) On May 21, 2007 the company entered into an agreement to sell in a private offering 15,000,000 shares of the Company’s Common Stock at $1.00 per share for a total of $15,000,000. Proceed from sale of common stock was $1,500,000 as of June 30, 2007.

6.	Funding Requirements

The Company does not expect to generate significant additional funds unless and until the Company obtains marketing approval for and begins selling, one of its new drug candidates. The Company believes that the key factors that will affect its internal and external sources of cash are:

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

7.	Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of June 30, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations(a)	$11,359	—	$11,359	$—	$—
Operating lease obligations(b)	2,428	221	982	1,100	125
Total	$13,787	$221	$12,341	$1,100	$125

(a)
The Company sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. The Company has the option to pay the interest with registered common stock (see Note 9). During the third quarter of 2006, note holders converted $295,723 of the convertible senior secured notes to 110,500 shares of the Company’s common stock for an average share price of $2.76 (including 28,000 committed shares). During the six months ended June 30, 2007, Convertible note holders elected to convert $6,743,707 of their notes receivable to 8,641,221 shares of common stock for an average price of $1.00. Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if the company chooses to make payments in cash, the company would have a liability of approximately $2,385,343.

(b)
In November 2005, the Company entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. The Company has one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. The Company occupied this property in March 2006. Cardio entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,242,014 including approximately $428,241 in base rent for the expanded space throughout the term of the lease. Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the lease for the use of 6,768 square feet of general office and laboratory space.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology Corporation	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-13
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly Clinical CardioVascular Research, LLC)	Clinical development of investigational drugs and devices for Cardiovascular indications	24-Oct-01	Ongoing

5	CVBT Founder	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	Upon delivery of and payment for catheters

1)
The Company agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141.At the Company’s election and as part of that agreement, the Company is obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured for the Company by Phage or (ii) pay to Phage a six percent royalty based on the Company’s drugs which Phage does not manufacture for us.

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

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-05	Completion of clinical trial
8	Phage Biotechnology Corporation	Lease Guarantee- San Diego	15-Mar-06	15-Aug—13
9	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-06	First date of generating revenue
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
14	Investment banker	Investment banking	6-Jun-06	Ongoing
15	Public Accounting Firm	Professional Services	1-July-06	Ongoing

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

9)
The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of our common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of the Company’s assets secure the notes.

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

13)
The purpose of this agreement is to assist us in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. This project will take 16 to 20 weeks with approximate total cost of $475,000.

14)
The purpose of this agreement is to audit our interim financial reports for the purpose of proposed admission document to London Stock Exchange’s Alternative Investment Market (“AIM”). The Company paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.

15)	A provider of accountancy and business services is assisting Cardio in preparation of the admission document for AIM.

	For the Six Months Ended June 30		For the
	2006 (Unaudited)	2007 (Unaudited)	Period from March 11, 1998 (Inception) to June 30, 2007 (Unaudited
	(In thousands)
Service Fees Paid for Major Contractual Obligations:
Hesperion (formerly TouchStone Research, Inc.)	$1,003	$293	$4,841
Catheter and Disposables Technologies	19	—	81
BioRASI	448	160	1,086
Kendle (formerly Charles River Laboratories)	—	328	1,262
Bruckner Group Incorporated	—	617	854
Investment Banker	—	101	202
Public Accounting Firm	—	372	540
Total	$1,470	$1,871	$8,866

8.	Off-Balance Sheet Transactions

At June 30, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

9.	Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has adopted FIN 48.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48.

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

Interest Rate Risk

The Company may have interest rate exposure to market risk with our cash and cash equivalents. Interest rates on our money market accounts ranged from 5.18% to 5.19% for the quarter ended June 30, 2007. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which the Company believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. The effective duration of our portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, the Company does not believe that there is any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At June 30, 2007, there was $11.4 million of floating rate debt outstanding which is subject to interest rate risk. Interest rate on our convertible notes payable were 12.35% for the quarter ended June 30, 2007. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $114,000 and our cash flow should the Company choose to pay this interest in cash in lieu of paying in-kind.

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

Derivative Securities Risk

The Company sold floating rate convertible debt securities which have several derivative features. Whereas the value of the derivative features effect our “Statement of Operations” and “Balance Sheet,” there is no effect on our cash flow.

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

There was no material changes in the risk factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, as amended and filed on June 26, 2007, except for the following listed below.  The risk factor regarding the guaranty of lease obligations for Phage Biotechnology Corporation is no longer applicable as the guaranty and it’s attendant obligations terminated on May 23, 2007.  Aside from these, four risk factors have changed and are accordingly revised below.

Risks Related to the Common Shares

The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future, and the Company may never achieve or maintain profitability.

Since its inception, the Company has incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of $60,976,526 as of June 30, 2007. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

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

At June 30, 2007, the Company had $863,515 in cash, cash equivalents and $175,127 in restricted cash. On May 21, 2007 the company entered into an agreement to sell in a private offering 15,000,000 shares of the Company’s Common Stock at $1.00 per share for a total of $15,000,000. As of June 30, 2007, we received $1,500,000 and issued 1,500,000 shares of common stock. On March 20, 2006, the Company completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. The Company believes that it would be necessary to raise additional funds to maintain the current level of activity. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will not have a significant dilutive effect on the Company’s existing stockholders.

If a triggering event occurred such that would require the Company to pay off its convertible notes, the Company may need additional financing to complete the business plan in a timely manner. Such financing might not be available, or if available, the terms might not be satisfactory.

On March 20, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, that the Company received net proceeds of $18,447,000. The convertible notes are presently convertible at the option of the holders into 1,666,666 shares of common stock based on a fixed conversion price of $12.00 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7 per cent. Substantially all of the Company’s assets secure the notes. The Company will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if it fails to issue and deliver certificates of common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event, the holder of a note has the option to require us to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price is $8.50 per share until the price re-set as of May 21, 2007 at $1.00 per share.

If the Company is unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on its liquidity, as well as a potential change of control of the Company.

We may be subject to claims resulting from our guaranty of Phage’s leases.

On May 23, 2007, Canta Rana Ranch, L.P., a California Limited Partnership (“Canta Rana”), released CardioVascular BioTherapeutics, Inc. (the “Company”) from its obligations under the Standard Lease Guaranty, executed by the Company on March 15, 2006 (the “Guaranty”), in connection with the Standard Industrial Net Lease (the “Phage Lease”), dated March 15, 2006, between Phage Biotechnology Corporation, a Delaware Corporation (“Phage”) and Canta Rana.

Previously on March 15, 2006, we guaranteed Phage’s lease obligations for a new manufacturing facility in San Diego, CA, through July 2013. The Lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month. Should Phage default on its lease obligations, we would be called on our guaranty to pay the lease payments.

Conversion into common stock of the senior secured notes and warrants that we recently sold could also cause substantial dilution.

We completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock on March 20, 2006. The notes are convertible into shares of the Company’s common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $1.00 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009. In connection with the notes, we also issued warrants to purchase an aggregate of 705,882 shares of our common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to the price re-set. The term of the warrants is three years. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share, until the price was re-set at $1.00 per share. Our stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders.

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with common stock

3rd quarter—2006	$295,723	110,500	$2.76	$7,576
4th quarter—2006	1,601,791	968,971	1.84	25,454
Total—2006	$1,897,514	1,079,471		$33,030
1st quarter—2007	3,493,266	3,655,993	1.00	72,225
2nd quarter—2007	3,250,441	3,455,148	0.99	32,409
Total—2007	$6,743,707	7,111,141		$104,634

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from IPO

As of June 30, 2007

(In thousands)
Use of proceeds from IPO in pre-clinical and clinical trials	$5,460
Use of proceeds from IPO in general and administrative activities	10,141
Interest on senior secured notes	92
Total	$15,693

Use of Proceeds from Private Placement

As of June 30, 2007

(In thousands)
Use of proceeds from Promethean notes in pre-clinical and clinical trials	$4,739
Use of proceeds from Promethean notes in general and administrative activities	11,651
Interest on senior secured notes	2,207
Total	$18,597

The Company has expended approximately $636,000 of the proceeds from the recent private placement of equity of which approximately $184,000 was expended on pre-clinical and clinical trials, and $452,000 was expended on general and administrative activities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the second quarter of 2007.

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

10.1
Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (“2004 S-1/A second update”)

10.2
Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)

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
10.28
Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (“May 2006 8-K”)

10.29
Amended and Restated Joint Patent Ownership and License Agreement, dated May 23, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 9.1 of the May 2006 8-K)

10.30
Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)

10.31
First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (“September 2006 8-K”)

10.32
Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)

10.33
First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)

10.34
New Joint Patent Agreement, dated February 28, 2007 between Cardiovascular BioTherapeutics, Inc. and Phage BioTechnology Corporation (incorporated by reference to Exhibit 10.34 on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007).

10.35
CardioVascular BioTherapeutics, Inc. engaged in a private placement with FirmInvest, AG for the Company’s common stock for a total of $15,000,000 May 21, 2007. (Incorporated by reference to Exhibit 10.35 on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2007.)

14	Code of Ethics (incorporated by reference to Exhibit 99.3 to the 2004 S-1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)

99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)

99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

August 14, 2007	By:	/s/ Mickael A. Flaa
Mickael A. Flaa
Vice President, Chief Financial Officer and Treasurer