Form 10-Q
period 2007-09-30
CardioVascular BioTherapeutics, Inc.
filed 2007-11-16
CIK 1303497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

89134
(Zip Code)

702-839-7200
(Registrant's telephone number, including area code)

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

As of November 8, 2007, there were 146,304,404 shares of the Registrant's common stock outstanding.

Cardiovascular Biotherapeutics, Inc.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

		Page
Part I - Financial Information		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2006 and September 30, 2007 (Unaudited)	3
	Statements of Operations (Unaudited) for the Nine Month and Three Month Periods Ended September 30, 2006, 2007 and for the period from March 11, 1998 (inception) to September 30, 2007	4
	Statements of Stockholders' Equity (Deficit) (Unaudited) for the period from March 11, 1998 (inception) to September 30, 2007	5
	Statements of Cash Flows (Unaudited) for the Nine Month Periods Ended September 30, 2006 and 2007 and for the period from March 11, 1998 (inception) to September 30, 2007	8
	Notes to Unaudited Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

Part II - Other Information

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 5.	Other Information	59
Item 6.	Exhibits	59
SIGNATURES		62
EX-31.1
EX-31.2
EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2006 AND SEPTEMBER 30, 2007 (UNAUDITED)

	December 31, 2006	September 30, 2007
	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,503	$242
Restricted cash	172	60
Due from an affiliate	38	23
Prepaid and other current assets (including related party amounts of $396 and $0, as of December 31, 2006 and September 30, 2007, respectively)	1,266	742
Total current assets	$9,979	$1,067

Property and equipment, net of accumulated depreciation ($164 and $377, as of December 31, 2006 and September 30, 2007, respectively)	887	733
Deferred financing costs, net of amortization ($403 and $1,488, as of December 31, 2006 and September 30, 2007, respectively)	1,481	280
Other assets	80	81
Total Assets	$12,427	$2,161
LIABILITIES
Current Liabilities:
Accrued interest payable	$557	$257
Due to affiliates	111	128
Accounts payable	861	2,527
Accrued payroll and payroll taxes	223	245
Deferred rent	158	183
Total current liabilities	$1,910	$3,340
Derivative Liabilities
Convertible notes payable and embedded derivatives	11,635	6,601
Warrants derivatives	366	58
Option derivatives	1,406	330
Total Liabilities	$15,317	$10,329
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2006 and September 30, 2007, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 125,458 and 141,627 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively (shares in thousands)	125	142
Additional paid in capital	31,713	51,614
Deficit accumulated during the development stage	(34,728)	(59,924)
Total stockholders' equity (deficit)	(2,890)	(8,168)
Total Liabilities and Stockholder's Equity (Deficit)	$12,427	$2,161

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AND 2007 AND FOR
THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2007

	Nine Months Ended September 30		Three Months Ended September 30		For the Period from March 11, 1998 (Inception) to September 30,
	2006	2007	2006	2007	2007
	(In thousands except per share data)
Operating expenses:
Research and development (a)	$4,757	$4,743	$1,555	$1,411	$21,356
Selling, general and administrative (b)	8,801	9,524	3,151	1,356	35,787
Total operating expenses	13,558	14,267	4,706	2,767	57,143

Operating loss	$(13,558)	$(14,267)	$(4,706)	$(2,767)	$(57,143)
Other income (expenses)
Interest income	605	140	206	13	1,195
Interest expense	(3,589)	(7,658)	(1,776)	(1,467)	(19,109)
Other expenses	—	—	—	—	(5)
Adjustments to fair value of derivatives	8,633	(5,365)	4,941	4,719	2,809
Adjustments to fair value of derivatives- Options and Warrants	7,998	1,954	3,059	554	12,344
Equity in loss of unconsolidated investee	—	—	—	—	(15)
Net other income (expenses)	13,647	(10,929)	6,430	3,819	(2,781)
Net (loss) Income before Provision for Income Taxes	89	(25,196)	1,724	1,052	(59,924)
Provision for income taxes	—	—	—	—	—
Net (loss) Income	$89	$(25,196)	$1,724	$1,052	$(59,924)
(Loss) Earnings per share
Basic (loss) earnings per share	0.00	(0.19)	0.01	0.01
Diluted (loss) earnings per share	0.00	(0.18)	0.02	0.01
Shares used to calculate (loss) earnings per share (In thousands)
Basic (loss) earnings per share	124,030	131,767	124,082	136,707
Diluted (loss) earnings per share (c)	127,129	137,694	127,181	142,634
(a) Research and development with related parties (Notes 3 and 11)	$2,272	$1,216	$1,141	$289
(b) Selling general and administrative expenses with related parties (Notes 3 and 11)	$1,729	$29	$165	$3
(c) As discussed in Note 4 - Loss per share calculation

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2007

		Price Per Equity	Preferred Stock Series A, Convertible		Common Stock		Committed	Additional Paid-In	Accumulated
	Date/Note	Unit	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
	(In thousands except price per equity unit data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001	—	—	93,050	93	—	(92)	—	1
Issuance of common stock for cash	7/9/1998	0.10	—	—	300	—	—	30	—	30
Issuance of preferred stock for cash	(1)	9.85	53	—	—	—	—	520	—	520
Net loss (Unaudited)				—	—	—	—	—	(568)	(568)
Balance, December 31, 1998			53	$—	93,350	$93	—	$458	$(568)	$(17)
Issuance of common stock to founders	(2)	$0.001	—	—	4,580	5	—	(5)	—	—
Issuance of common stock for cash	6/25/1999	0.30	—	—	67	—	—	20	—	20
Issuance of common stock for cash	6/25/1999	0.30	—	—	100	—	—	30	—	30
Issuance of common stock for cash	10/5/1999	0.30	—	—	340	—	—	102	—	102
Issuance of stock options for services			—	—	—	—	—	82	—	82
Net loss			—	—	—	—	—	—	(655)	(655)
Balance, December 31, 1999			53	$—	98,437	$98	—	$687	$(1,223)	$(438)
Issuance of common stock to founders	(3)	$0.001	—	—	2,120	2	—	(2)	—	—
Issuance of common stock for cash	12/21/2000	0.4117	—	—	8,750	9	—	3,593	—	3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—	—	—	—	—
Issuance of common stock for services	(5)		—	—	583	1	—	(1)	—	—
Issuance of stock options for services			—	—	—	—	—	74	—	74
Net loss			—	—	—	—	—	—	(2,233)	(2,233)
Balance, December 31, 2000			51	$—	110,040	$110	—	$4,351	$(3,456)	$1,005
Issuance of common stock for cash	8/10/2001	0.80	—	—	150	—	—	120	—	120
Net loss			—	—	—	—	—	—	(1,665)	(1,665)
Balance, December 31, 2001			51	$—	110,190	$110	—	$4,471	$(5,121)	$(540)
Net loss									(1,328)	(1,328)
Balance, December 31, 2002			51	$—	110,190	$110	—	$4,471	$(6,449)	$(1,868)
Issuance of stock options for services			—	—	—	—	—	47	—	47
Issuance of warrants for services			—	—	—	—	—	120	—	120
Net loss			—	—	—	—	—		(2,329)	(2,329)
Balance, December 31, 2003			51	$—	110,190	$110	—	$4,638	$(8,778)	$(4,030)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)
(UNAUDITED)
FOR THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2007

		Price Per Equity	Preferred Stock Series A, Convertible		Common Stock		Committed	Additional Paid-In	Accumulated
	Date/Note	Unit	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
	(In thousands except price per equity unit data)
Issuance of common stock for conversion of convertible notes	(6)		—	—	1,650	2	—	4,529	—	4,531
Conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)	—	—
Interest on benefit conversion feature			—	—	—	—	—	2,050	—	2,050
Issuance of stock options for services			—	—	—	—	—	79	—	79
Net loss			—	—	—	—	—	—	(8,013)	(8,013)
Balance, December 31, 2004			23	$—	112,650	$113	$2	$11,293	$(16,791)	$(5,383)
Issuance of common stock for cash	(8)		—	—	1,725	2	—	14,709	—	14,711
Conversion of convertible notes	(6)		—	—	4,228	4	—	10,327	—	10,331
Conversion of convertible preferred stock	(7)		(23)	—	4,325	4	(2)	(2)	—	—
Exercise of options	(10)		—	—	123	—	—	83	—	83
Issuance of warrant for cash	(9)		—	—	—	—	—	—	—	—
Issuance of stock options for services	(11)		—	—	—	—	—	1,812	—	1,812
Warrants exercised	(12)		—	—	848	1	—	(1)	—	—
Net loss			—	—	—	—	—	—	(12,366)	(12,366)
Balance, December 31, 2005			—	$—	123,899	$124	$—	$38,221	$(29,157)	$9,188
Warrants exercised	(12)		—	—	89	—	—	—	—	—
Options and warrants derivative	(14)		—	—	—	—	—	(12,278)	—	(12,278)
Reclassification of option derivative for options exercise	(16)		—	—	—	—	—	1,318	—	1,318
Reclassification of conversion and interest conversion derivative on note conversion	(18)		—	—	—	—	—	1,332	—	1,332
Reclassification of interest conversion derivative on actual interest paid	(17)		—	—	—	—	—	482	—	482
Exercise of options	(10)		—	—	465	—	—	230	—	230
Issuance of stock for services	(13)		—	—	—	—	—	—	—	—
Conversion of convertible notes	(15)		—	—	1,005	1	—	1,929	—	1,930
Stock based compensation	(11)		—	—	—	—	—	479	—	479
Net loss			—	—	—	—	—	—	(5,571)	(5,571)
Balance, December 31, 2006			—	$—	125,458	$125	$—	$31,713	$(34,728)	$(2,890)
Exercise of options	(10)		—	—	440	—	—	132	—	132
Issuance of stock for services as independent directors	(19)		—	—	48	—	—	48	—	48
Option and warrant derivative	(14)		—	—				(168)	—	(168)
Conversion of convertible notes	(15)		—	—	11,835	12	—	10,598	—	10,610
Reclassification of conversion and interest conversion derivative on note conversion	(18)		—	—	—	—	—	4,909	—	4,909
Reclassification of interest conversion derivative on actual interest paid	(17)		—	—	—	—	—	586	—	586
Sale of common shares	(20)		—	—	3,650	5	—	3,470	—	3,475
Stock based compensation	(11)		—	—	—	—	—	162	—	162
Issuance of common stock for interest payments	(21)		—	—	196	—	—	164	—	164
Net loss (Unaudited)			—	—	—	—	—	—	(25,196)	(25,196)
Balance, September 30, 2007 (Unaudited)			—	$—	141,627	$142	$—	$51,614	$(59,924)	$(8,168)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998

(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999

(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000

(4)	Preferred stock converted to common stock

(5)	Offering costs associated with issuance of common stock for services

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005

(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005

(8)	Public offering of 1,725,000 common shares at $10.00 per share

(9)	Underwriters warrants sold with the public offering

(10)	Multiple employee and non-employee option exercises (exercise price range $0.30-$10.00)

(11)	Stock options to directors and employees

(12)	Warrants exercised (exercise price $0.80)

(13)	Issuance of 20 commemorative shares to directors and executives with aggregate value of $122

(14)
For the nine months ended September 30, 2007, reclassification from equity to liability of the fair value of employee stock options transferred to a non-employee, by function of law, in the amount of $124,861 and reclassifications from liability to equity of the fair value of options exercised by non-employees of $43,873. Option derivative of $12,209,055 and non-employee derivative of $69,430 for the year ended December 31, 2006

(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices

	Nine Month Periods Ended September 30,		From March 11, 1998 (inception) to September 30,
	2006	2007	2007
	(In thousands)
1) Amount of senior secured convertible notes
converted to uncommitted shares	$225	$10,598	$12,134

2) Senior secured convertible notes
converted to uncommitted shares - See line 1	83	11,835	12,840

3) Amount of senior secured convertible notes
converted to committed shares	$70	211	—

4) Senior secured convertible notes Converted to committed shares - See line 3	28	389	—

5) Interest on senior secured convertible notes
paid in common stock	$8	$327	$360

(16)	Reclassification from liability to equity for options exercised

(17)	Reclassification of interest conversion derivative from liability to equity for interest paid in cash

(18)	Reclassification of adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock

(19)	Issuance of stock for services for the independent directors

(20)	Sale of common stock at $1.00 per share

(21)	Issuance of common stock for interest payments on senior secured notes

The accompanying notes are an integral part of these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2006, AND 2007 AND FOR
THE PERIOD FROM MARCH 11, 1998 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

			Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30,
			2006	2007	2007
			(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income			$89	$(25,196)	$(59,924)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation			92	213	383
Termination of financing cost			—	466	466
Amortization of beneficial conversion feature			—	—	2,050
Amortization of deferred financing costs			273	915	3,453
Interest paid in common stock			8	327	360
Stock based compensation			369	162	2,736
Stock issued for services rendered			—	48	48
Warrants issued for services rendered			801	401	1,722
Amortization of discount related to warrants derivatives			419	596	1,214
Amortization of discount related to conversion feature			871	2,758	4,376
Amortization of discount related to interest on conversion feature			692	2,190	3,475
Adjustments to fair value of derivatives			(8,633)	5,365	(2,809)
Adjustments to fair value of derivatives - warrant and option derivatives			(7,998)	(1,954)	(12,344)
Equity in loss of unconsolidated investee			—	—	15
(Increase) decrease in:
Due from affiliate			(63)	16	(23)
Prepaid and other current assets (including $396,000 paid to related party in 2006, none paid in 2007)			(1,581)	524	(742)
Other assets			(52)	—	(96)
(Increase) decrease in:
Due to affiliate			8	17	128
Accounts payable			351	1,666	2,527
Accrued payroll and payroll taxes			(23)	23	245
Accrued interest			618	(300)	257
Accrued rent			79	24	183
Net cash used in operating activities	(a	)	$(13,680)	$(11,739)	$(52,300)

Cash flows from investing activities:
Purchase of restricted cash			(34)	112	(60)
Purchase of property and equipment			(578)	(60)	(1,117)
Net cash (used) provided by investing activities	(b	)	$(612)	$52	$(1,177)

Cash flows from financing activities
Proceeds from sale of preferred stock - Pre IPO			—	—	520
Proceeds from sale of common stock - Pre IPO			—	—	3,904
Proceeds from issuance of notes payables - Pre IPO			—	—	14,092
Proceeds from notes payable issued under Reg D - Pre IPO			—	—	800
Proceeds from sale of common stock - IPO			—	—	15,548
Proceeds from notes payable issued under Reg D - Post IPO			20,000	—	20,000
Proceeds from sale of common shares under Reg S			—	3,474	3,475
Proceeds from exercise of options and warrants			129	132	444

Payment of financing cost - private placements - Pre IPO			(1,648)	(180)	(4,198)
Cash paid for deferred offering costs			—	—	(866)
Due to net increase (decrease) in affiliates			—	—	—
Net cash provided by financing activities	(c	)	$18,481	$3,426	$53,719

Increase (decrease) in cash and cash equivalents			4,189	(8,261)	242
Cash and cash equivalents at beginning of period			8,675	8,503	—
Cash and cash equivalents at end of period			$12,864	$242	$242
Supplemental disclosure of cash flow information
Interest paid			$697	$1,185	$3,852
California Franchise Taxes paid			$—	$—	$6

(a)	Including amount with related parties of $4,001,033, $2,162,143, and $15,541,982, respectively

(b)	Including amount with related parties of $0, $0 and $0, respectively

(c)	Including amount with related parties of $(1,757,975), $(2,421), and $(3,988,573), respectively

 The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non-Cash Financing Activities

1) In February 2007, 48,000 shares were issued to the independent directors for their services.

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

4) In May 2006, 20 commemorative shares that had a total fair value of $122 were issued to the founders and the executives.

5) In December 2002, the Company disposed of fully depreciated assets with value of $6,026.

	Nine Month Periods Ended		For the Period from March 11, 1998 to
	September 30,	September 30,	September 30,
Supplemental Disclosure of Non-Cash Financing Activities	2006	2007	2007
1) Number of shares of post-split adjusted common stock to founders	—	—	99,750,000
2) Number of shares of post-split adjusted common stock for services	—	—	583,000
3) Beneficial conversion feature in connection with issuance of convertible notes payable Series I, II, and IIa	—	—	$2,050,000
4) Number of convertible preferred stock converted to common stock	—	—	52,850
5) Convertible preferred stock converted to common stock (b) - See line 4	—	—	5,285,000
6) Convertible notes payable converted to common stock	—	—	$14,862,200
7) Convertible notes payable converted to common stock - See line 6	—	—	5,877,550
8) Amount of Senior secured convertible notes payable converted to uncommitted common stock (a)	$225,361	$10,597,710	$12,134,012
9) Senior secured convertible notes payable converted to uncommitted common- See line 8	82,500	11,835,421	12,840,374
10) Amount of senior secured convertible notes payable converted to committed common	$70,362	$$210,706	$—
11) Senior secured convertible notes payable converted to committed common - See line 10	28,000	388,636	—

(a) In addition, the amount of converted note was valued using the Black-Scholes Model resulting in $4,909,774 of the embedded derivatives being reclassified from liability to paid in capital.

(b) During the period ended September 30, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2007

NOTE 1. DESCRIPTION OF BUSINESS

The information contained in this report is unaudited. CardioVascular BioTherapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Cardio”) believes it reflects all adjustments necessary to establish the financial position and results of operations for the interim periods, in addition to providing a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals (GAAP) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2006 as presented in our Annual Report on Form 10-K/A filed with the SEC on June 26, 2007. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

NOTE 2. BASIS OF PRESENTATION

Management's Plan

The company requires additional capital in order to continue its operations at the planned level. Here are selected information as of December 31, 2006, September 30, 2006 and 2007:

	As of
	December 31, 2006	September 30, 2007

	(In thousands)

Cash and cash equivalent	$8,503	$242
Restricted cash	172	60
Stockholders' deficit	(2,890)	(8,168)

	Three Month Periods Ended September 30,
	2006	2007

	(In thousands)

Net Income (Loss)	$1,724	$1,052

Historically, the Company has successfully obtained external financing through public offerings, private placements of equity and private placements of convertible debt. The Company plans to raise additional capital through a private placement of common stock.

The Company is also taking actions to address both short-term and long-term liquidity in the following ways:

•
On May 21, 2007, the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The investor paid $3,700 for the warrants.  The agreement, as amended, expired November 9, 2007. The Company decided not to sell common stock below $1.00 per share through November 9, 2007. The Company is in discussions to extend the agreement, but there can be no assurance that the agreement will be extended nor that the remaining funds will be raised.

•	Developing additional sources of debt and equity financing to satisfy the Company's current and future operating requirements.

•	Pursuing opportunities for licensing of drug indications for co-development, clinical trials, marketing and distribution.

•	Pursuing opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the Company's inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

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

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Co-President/Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both Cardio and Phage. Upon completion of the public offering, Mr. Flaa and Dr. Jacobs joined Cardio's Board of Directors. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure. Daniel C. Montano, Dr. Thomas Stegmann and Dr. Jacobs are members of the Board of Directors of CPI. Mr. Grant Gordon, one of the Company's current Board members, is a member of the Board of Directors of CPI and is CPI's President. Mr. Flaa, one of the Company's current Board members and the Company's CFO, is CPI's CFO.

The following are or were the business activities performed by each affiliate:

Active Affiliated Companies:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company's officers and directors, and the Company control percentages of the common stock of Phage;

Ownership in Phage	Cardio’s Directors and Officers %	Cardio %

Percentage of ownership in Phage	26.7	4.3

•
CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each has the right to appoint 45% of CPI's directors.

Inactive Affiliated Companies:

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);

•	Proteomics was developing a non-injection method for medical protein (currently inactive);

•	Zhittya was researching adult stem cells (currently inactive); and

•	Qure was developing commercial medical applications (currently inactive); Qure owns less than 1% of the Company's common stock.

During the period from 1999 through 2001, the Company entered into transactions with these entities affiliated with the Company's CEO (Proteomics, Zhittya, Qure and Sribna). These companies paid expenses on behalf of the Company aggregating $187,600. That amount was repaid without interest. These entities are all currently inactive. Additionally, Qure owns 630,000 shares of common stock of the Company.

In 2006, the Company became a co-sponsor of the Regenerative Medicine Organization, a non-profit educational organization that focuses on providing information and education to the healthcare community and the public about regenerative medicine.

Joint Patent Agreement

Cardio entered into a joint patent agreement with Phage as of February 28, 2007. Cardio plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. Cardio and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that Cardio would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Cardio and Phage now wish to enter a new agreement superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledge that the jointly owned and cross-licensed rights are vital to the parties' respective plans for development and commercialization and wish to further clarify the parties' respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, Cardio shall pay a 6% royalty to Phage on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this Agreement and end upon the later of (a) the expiration of the last to expire jointly owned patent and (b) the abandonment of the last pending jointly owned patent application.

Currently it is the Company's intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, Cardio has the right to and may choose to use a third party for manufacturing and is exploring additional contract manufacturers for its drug candidates.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Phage has manufactured drugs for Cardio in the United States clinical trials to date and may manufacture them for subsequent trials and commercial production. To date Phage has manufactured three drugs that have been authorized by the FDA to be administered to humans in clinical trials, indicating Phage is capable of manufacturing drug products to acceptable standards for clinical trials.

Cardio paid Phage for technical development services and for manufacture of its drug candidates for clinical trials:

	Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (inception) to September 30,
	2006	2007	2007
	(In thousands)

Technical development services	$1,820	$1,217	$5,153

Phage has provided Cardio with administrative support in Phage's research facility and billed Cardio for Phage's actual costs incurred plus Cardio's pro-rata share (This is based on costs incurred for Cardio as compared to total Phage overhead costs) of Phage's overhead costs.

	Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (inception) to September 30,
	2006	2007	2007
	(In thousands)

Administrative support provided by Phage	$122	$29	$1,190

Distribution Agreement

Cardio and Phage have entered into a distribution agreement with CPI, a Bahamian company, to handle future distribution of Cardio drugs and any other products licensed to CPI when available for commercial distribution. CPI's territory is limited to areas other than the United States, Canada, Europe (defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to Cardio only, the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. Cardio has made no payments to CPI and does not anticipate making any payments in the near future.

As of December 31, 2003, the Company accounted for its 43% interest in Cardio Phage International (CPI) under the equity method. As of December 31, 2004, the Company's Statement of Operations includes a loss of $15,000, which represents the Company's equity in loss on its investment in CPI. The loss reduced the Company's investment in CPI to zero and, as a consequence, CPI's ongoing operations will not negatively affect the Company's future financial results. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI's obligations. There is no material difference between Cardio's carrying value for CPI and underlying equity in CPI's net assets. There is no quoted market price for CPI's net assets. There is no quoted market price for CPI's shares.

Royalty Agreement

Cardio has entered into an agreement with Dr. Thomas Stegmann, one of the Company's directors, Co-President and Chief Medical Officer, whereby Cardio will pay Dr. Stegmann a royalty of one percent of the Company's net revenue (as defined) from commercial sales of Cardio drugs in exchange for rights granted to Cardio to utilize the results of Dr. Stegmann's German clinical trials. This agreement terminates on December 31, 2013. Cardio has made no payments to Dr. Stegmann under this agreement.

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

In exchange, KBDC arranged for the subscription for 8,750,000 of the Company's shares of Common Stock for $3,602,000 by Cardio Korea Co. Ltd. KBDC agreed to fund all of the regulatory approval process in the Republic of Korea for any of the Company's products.

In addition, KBDC agreed to pay a royalty of 10% of net revenues to the Company. The royalties will be paid for the life of the Joint Patent Agreement, then 9% thereafter. The agreement contemplates the expiration or abandonment of the licensed rights, at which point the royalty paid by KBDC is adjusted. Either party may terminate the agreement for material breach that is uncured 30 days after receipt of written notice.

Daniel C. Montano, the Company's chairman, owns 17% of KBDC and is a former member of the KBDC Board of Directors. KBDC invested $200,000 in each of Sribna, Proteonics and Zhittya and invested $60,000 in CPI.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

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

Cardio entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 with Canta Rana Ranch, L.P., a California limited partnership and Phage (the “Lease Agreement”). Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs and is the Company's supplier of drug products. Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage's obligations under the Lease Agreement.

Terms of rental agreement prior to release on May 23, 2007:

In exchange for the Company's guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month that will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10 th ) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from May 1, 2006 to the expiration date of the Lease Agreement; and (b) one-tenth (1/10th) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of additional rent. Any amount of guaranty fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

If Phage defaulted on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company was obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. The Company's maximum contingent liability was approximately $1,137,000 as of May 22, 2007, but was terminated as of May 23, 2007 as set forth above.

Phage indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dated as of March 15, 2006.

The lease guarantee is irrevocably released when Phage provides to Canta Rana Ranch, L.P. a bank statement showing a balance of $5,000,000.

During August 2004, the Company guaranteed Phage's obligations under a non-cancelable operating lease for laboratory and office space at the University of California Irvine Research Center. The lease was for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006 and provided for a monthly rent of approximately $35,500 plus shared building operating expenses. During 2004 and 2005, the Company subleased space from Phage for approximately $2,800 per month as part of the agreement for administrative services. The lease term expired September 30, 2006 without any event of default. The Company's guarantee expired along with the expiration of the lease.

Guaranty from Daniel C. Montano

On March 20, 2006, Daniel C. Montano, the Company's Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of the drugs in which FGF-1 141 is the active pharmaceutical ingredient after such drug has been approved by the FDA provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company's common stock.

After the Company's obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of our obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through September 30, 2007 (unaudited), the Company has accumulated a deficit of $ 59,924,225. There can be no assurance that the Company will; (a) have sufficient funds available to complete its research and development programs or (b) be able to commercially manufacture or market any products in the future, (c) be successful to attain significant future revenue, (d) or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Restricted Cash

The restricted cash is required as collateral for the Company's credit card facilities.

	As of
	December 31, 2006	September 30, 2007

	(In thousands)

Restricted cash	$172	$60

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful life of the related asset, which management believes is 3 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments and renewals are capitalized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Deferred Rent

The Company accounts for property leases with escalation provisions and tenant improvement allowances on a straight-line basis, resulting in a consistent charge to the Statement of Operations over the life of the lease. In the early years of the lease, the Company recognizes a liability for excess straight-line amounts over the actual rent paid. This liability begins to reduce in the later years of the lease.

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

The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and, September 30, 2007 and the Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated tax losses available to carry forward for application against future taxable income in each of the Company's taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three months ended September 30, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

	As of
	December 31, 2006	September 30, 2007

Net Operating Loss carry forward:	(In thousands)

Federal income taxes	$45,147	$59,132
State income taxes (California)	44,185	43,600

In addition, during the third quarter the Company re-evaluated its allocation of losses between state taxing jurisdictions. This reevaluation resulted in a reduction of the allocation of losses to the state of California of approximately $8,000,000 and an increase in losses allocated to the state of Nevada of the same amount. This had the effect of reducing the tax benefit of losses carried forward by approximately $1,800,000. This amount was offset by an equivalent reduction in the required valuation allowance. No deferred income tax benefit has been recognized in these financial statement since management does not believe the recoverability of the deferred tax assets during the foreseeable future to be more likely than not.

These losses will expire by December 2021. The utilization of net operating loss carry forwards may be limited in the event of an ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2007

(In thousands)

Federal research and development credit carry forward	$828

Three Months Ended September 30, 2007

(In thousands)

Recognized tax benefit (a)	$377

(a) The tax benefit relates to temporary differences and the benefit of loss carried forward and recorded a valuation allowance against these tax benefits of an equal amount.

In addition, during the third quarter the Company re-evaluated its allocation of losses between state taxing jurisdictions. This reevaluation resulted in a reduction of the allocation of losses to the state of California of approximately $8,000,000 and an increase in losses allocated to the state of Nevada of the same amount. This had the effect of reducing the tax benefit of losses carried forward by approximately $1,800,000. This amount was offset by an equivalent reduction in the required valuation allowance. No deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future to be more likely than not.

Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For specific Company financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

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

Deferred Financing Costs

Costs incurred in connection with the issuance of convertible notes payable are capitalized as deferred financing costs. These costs primarily include commissions paid to the placement agent. Deferred financing costs relating to obtaining the convertible notes financing were capitalized and amortized over the term of the related debt using the straight-line method and as redemptions occur the Company charges off a proportional amount of the original deferred financing costs to interest expense. This combined method of amortizing debt discount approximates the effective interest method.

	As of
	December 31, 2006	September 30, 2007

	(In thousands)

Deferred financing costs (a)	$1,883	$1,768
Amortization of the deferred costs	402	1,488
Deferred financing cost, net of amortization	1,481	280

(a) The deferred financing costs during the third quarter of 2007 included $215,000 associated with the Private Placement of common stock to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, the Company issued 3,650,000 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,500,000 towards completion of the Private Placement.

The Company periodically reviews the carrying value of its deferred financing costs to determine whether impairment exists. At June 30, 2007, the Company determined that $1.2 million of deferred finance costs associated with its AIM listing (Alternative Investment Market of the London Stock Exchange) may not have future value; however, it is managements' intent to continue its effort to list on AIM. Subsequently the Company has written off $1.2 million of deferred finance costs to general and administrative expenses.

As of September 30, 2007, the actual cash payment of the financing cost is approximately $180,000 and accrued $215,000 of commission. As of September 30, 2007, the Company has total financing costs of $1,768,000 associated with the private placement of notes payable and common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Marketing Expense

The Company has been engaged in an advertising program consisting of corporate recognition and image development within the medical and medical reimbursement industries. These marketing costs and advertising expenses are recognized as they occur in accordance with SOP 93-7.

	As of
	September 30, 2006	September 30, 2007
	(In thousands)

Marketing expenses	$2,649	$201

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of September 30, 2006 and 2007, uninsured portion of cash is as follow:

	As of
	December 31, 2006	September 30, 2007
	(In thousands)

Uninsured Cash	$8,475	$202

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2006 and nine months ended September 30, 2007 since their effect would have been anti-dilutive:

	As of
	December 31, 2006	September 30, 2007
	(Shares in thousands)
Stock options	2,455	1,023
Warrants	110	—
Convertible notes payable	467	4,903

Stock-Based Compensation

In December 2004, the FASB issued “Share Based Payment” SFAS 123 (R) and in March 2005 the SEC issued “Staff Accounting Bulletin” SAB No. 107. The Company has applied and adopted the provisions of these documents. The Company has used the Black-Scholes Model to estimate the fair value of stock options granted to employees and consultants since its inception and therefore, this method represents no significant change in the Company's accounting for options and warrant issuances.

SFAS 123(R) requires companies to estimate the fair value of share based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123)”.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Based on the terms of its plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes Model. The Black-Scholes Model is a financial model in determining the fair value of a stock option using calculation based on a defined set of assumptions. Since the Company's policy has always been to expense the issuance of options using the fair value based method using the Black-Scholes Model, there is no difference in the basic and diluted loss per share.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

During the year ended December 31, 2005, the Company issued 550,500 options with an exercise price of $10.00 to employees and directors from the 2004 Stock Plan. The options issued to the directors were expensed upon issuance and options issued to employees are expensed over three years.

	Nine Month Periods Ended September 30,
	2006	2007

	(In thousands)

Stock-based compensation expense (a)	$369	$162

(a) Stock-based compensation expense is recognized in the Statement of Operations as research and development and general and administrative expenses under SFAS 123 and SFAS 123(R) for employees and directors

Nine Months Ended September 30, 2007

(In thousands)

Stock-based compensation in research and development	$102

Stock-based compensation in general and administration	$60

Stock based compensations for options granted in 2006 and 2007:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (years)	Expected Dividend Yield (%)

1st Quarter-2006	$240,254	76	4.785	5	0
2nd Quarter-2006	13,270	79	5.125	5	0
3rd Quarter-2006	11,272	77	4.570	10	0
4th Quarter-2006	235,920	77	4.670	10	0
Total-2006	$500,716
1st Quarter-2007	309	69	4.640	10	0
2nd Quarter-2007	1,982	68	4.480	10	0
3rd Quarter-2007	377	68	5.030	10	0
Total-2007	$2,668

The Company determined the fair value of share based payment awards to employees and directors on the date of grant using the Black-Scholes Model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards, the Company used the Award's contractual term as a proxy for its expected terms. For new grants after December 31, 2005, the Company estimated an expected term using the “safe harbor” provisions provided in SAB 107. The Company used historical data to estimate forfeitures, of which the Company estimated to be none.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was issued which included an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109”, (FIN 48) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48.

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which company's measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant including an adjustment for risk, not just the company's mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating how SFAS 157 will impact its results of operation and financial position.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following at December 31, 2006 and September 30, 2007 (unaudited):

	As of
	December 31, 2006	September 30, 2007
	(In thousands)
Cash in bank	$8,503	$242
Restricted cash	172	60
Total	$8,675	$302

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following at December 31, 2006 and September 30, 2007 (unaudited):

	As of
	December 31, 2006	September 30, 2007
	(In thousands)
Prepaid clinical trial costs (a)	$142	$222
Prepaid clinical trial costs-related party (b)	396	—
Prepaid insurance (c)	83	158
Prepaid professional and legal fees (d)	312	79
Prepaid trade shows (e)	51	—
Prepaid and current assets (other) (f)	282	283
Total	$1,266	$742

Prepaid expenses at September 30, 2007

(a)
Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI, Perry Scientific, Beacon Bioscience and Orthopaedic Education & Research. The balance includes approximately $91,000 for clinical trial study involving magnetic resonance imaging (“MRI”) of patients with chronic back pain and $128,000 for characterized mutant forms of FGF-1 designed to increase the thermo stability of the protein. These amounts are to be applied against the final invoices and will be recognized in the Company’s “Statement of Operations” as research and development upon the completion of these trials.

(b)
Includes a prepaid amount to Phage Biotechnology, a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The Company has paid $396,000 to Phage for this project as of June 30, 2007. Phage has performed per the Company's contract and is waiting for delivery instructions from the Company. The Company has recognized this expense in its “Statement of Operations” as research and development during the second quarter of 2007.

(c)	Includes prepaid insurance associated with directors and officers, which is amortized over a 12 month period to our “Statement of Operations” as general and administrative expense.

(d)
Includes prepaid professional and legal fees associated with SEC counsel, research and development studies, tax advisory services, legal retainer fees and investor relations programs. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in our “Statement of Operations” as legal expense. Includes approximately $50,000 legal counseling fees and $20,000 of research study.

(e)
Includes prepaid amounts associated with trade shows in San Francisco, Florida, London, Las Vegas and Washington D.C. These items were recognized in the Company’s “Statement of Operations” as general and administrative expense as they occur.

(f)
Includes approximately $27,000 of rent for October 2007 and $120,000 consulting fees for a comprehensive business analysis. Includes other prepaid expenses associated with software licenses, office expenses and miscellaneous consulting fees. These items were recognized in the Company’s “Statement of Operations” as general and administrative expense as they occur.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Prepaid expenses at December 31, 2006

(a)
Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRASI, Inc. These amounts are to be applied against the final invoices and will be recognized in the Company’s “Statement of Operations” as research and development upon the completion of these trials.

(b)
Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The Company has paid $396,000 to Phage for this project as of March 31, 2007. Phage has performed per the Company's contract and is waiting for delivery instructions from the Company. The Company will recognize this expense in its “Statement of Operations” as research and development upon transfer of the goods in 2007.

(c)	Includes prepaid insurance associated with directors and officers, which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense.

(d)
Includes prepaid legal fees associated with investor relations, SEC counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts required by our legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in the Company’s “Statement of Operations” as legal expense.

(e)
Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas and Washington D.C. These items were recognized in the Company’s “Statement of Operations” as general and administrative expense as they occur.

(f)
Includes $50,848 prepaid amounts associated with consultants who are paid in the beginning of each month, and $47,704 of rent. These items will be recognized in the Company’s “Statement of Operations” as general and administrative expense as they occur.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and September 30, 2007 (unaudited) consisted of as following:

	As of
	December 31, 2006	September 30, 2007
	(In thousands)
Furniture, fixtures, computer software, and equipment	$679	$736
Scientific equipment	86	86
Leasehold improvements	286	288
Less accumulated depreciation	(164)	(377)
Property and equipment net of accumulated depreciation	$887	$733

	As of September 30, 2006	As of September 30, 2007	For the Period from March 11, 1998 (inception) to September 30, 2007

	(Unaudited; Dollars in thousands)
Depreciation expense (a)	$92	$213	$383

(a) The Company disposed of fully depreciated assets with a value of $6,026 on December 31, 2002.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

NOTE 8. DUE TO AND FROM AFFILIATES

Due to/from affiliates at December 31, 2006 and September 30, 2007 (unaudited) consisted of the following:

	As of
	December 31, 2006	September 30, 2007
	(In thousands)
Due to Phage	$(111)	$(128)
Due from Phage	38	23
Total	$(73)	$(105)

NOTE 9. CONVERTIBLE NOTES PAYABLE

Convertible Senior Secured Notes

On March 20, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, the Company received net proceeds of $18,447,000. The fixed conversion price of the Senior Secured Notes, the number of shares and exercise price of the warrants are subject to an adjustment according to provisions in the Securities Purchase Agreement.  On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. This transaction triggered the adjustment provisions in the Securities Purchase Agreement; and thus the fixed conversion price of $12.00 in the Senior Secured Notes and the exercise price of $8.50 for the warrants (“original terms”) were both reset to $1.00 per share as of May 21, 2007 (“re-pricing”), subject to anti-dilution and other customary adjustments. All other terms of the Senior Secured Notes remain unchanged. As of September 30, 2007, the Company had $7,655,282 principal amount outstanding of such convertible notes, which was convertible at the option of the holders into 7,655,282 shares of common stock based on the re-set Fixed Conversion Price of $1.00 per share. However, the notes are convertible at 94% of the average of the preceding five days' weighted average trading price, if the result is lower than $1 per share. Conversion of the senior secured notes into the Company's common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company's assets secure the notes.

On May 21, 2007, the Convertible Senior Secured Notes were fair valued according to the original terms of the agreement for the period starting April 1, 2007, through May 21, 2007. On May 21, 2007 the Convertible Notes were fair valued for the re-pricing. On June 30, 2007, the Senior Secured Notes were fair valued reflecting the re-pricing of the convertible notes. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through September 30, 2007.

Period	Fair valued at March 31, 2007	Fair valued from March 31, 2007 to May 21, 2007	Fair Valued from May 21, 2007 to May 21, 2007	Fair Valued from May 21, 2007 to June 30, 2007	Fair Valued from June 30, 2007 to September 30, 2007
(In thousands)
Warrants	$61	$7	$1,566	$2,058	$132
Convertibility Feature	84	8	3,433	3,998	293
Interest Convertibility Feature	40	14	15	414	35
Total fair value of derivatives at respective periods	$185	$29	$5,014	$6,470	$460

Net decrease (increase) recorded as adjustment to FV	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007
(In thousands)
Change between reporting periods	$406	$(6,285)	$6,010	$130
Reclass of derivatives from liability to equity due to actual interest paid	(264)	(89)	(53)	(406)
Reclass of derivatives from liability to equity due to conversions	(2,268)	(1,584)	(1,238)	(5,089)
Total	$(2,126)	$(7,958)	$(4,719)	$(5,365)

 In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to a price reset. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 to $1.00 per share.

 CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock

3rd quarter - 2006	$295,723	110,500	$2.76	$7,576
4th quarter - 2006	1,601,791	968,971	1.84	25,454
Total - 2006	$1,897,514	1,079,471		$33,030
1st quarter - 2007	3,561,835	3,730,511	1.00	72,225
2nd quarter - 2007	3,279,394	3,455,148	0.99	32,409
3rd quarter - 2007 (a)	3,545,775	4,649,762	0.76	222,578
Committed Stock	210,706	—		—
Total - 2007	$10,597,710	11,835,421		$327,212
Total - 2006 and 2007	$12,495,224	12,914,892		$360,242

(a) The amount of $222,578 includes $164,556 interest paid for the second quarter in common stock of 194,972 during the third quarter.

The Company sold the notes under the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (“Regulation D”). The Company subsequently registered the Notes on a Form S-3 registration statement with an effective date of June 12, 2006.

The Company may incur certain penalties if it fails to file and obtain and maintain the effectiveness of a registration statement covering the notes and warrants (collectively “the Securities”), such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if the Company fails to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder's note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company's securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default. To satisfy the above requirements, the Company filed a registration statement on form S-1/A on June 26, 2007 that was declared effective by the SEC on June 28, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007
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

In connection with this financing, closing costs of: (i) $200,000 to purchasers of the notes for legal fees relating to transaction, (ii) an investment banking fee in the amount of $1,200,000 to CK Cooper & Company, and (iii) other expenses related to legal fees in the amount of $153,000. A total of $1,553,000 in transaction fees and expenses were paid by the Company such that the Company realized net proceeds in the amount of $18,447,000.

The following table summarizes Convertible note, discount and derivative values outstanding at September 30, 2007 (unaudited):

(In thousands)
Convertible Notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(12,345)
Convertible Notes at face value at September 30, 2007	7,655
Discounts on Notes:
Embedded derivatives	(8,195)
Warrant derivative	(2,383)
Amortization of discount from derivatives	9,065
Convertible notes net of discounts at September 30, 2007	6,142
Embedded derivatives at fair value at September 30, 2007	327
Warrant derivative at fair value at September 30, 2007	132
Net Convertible notes, embedded derivatives and warrant derivative at September 30, 2007	$6,601

The following table defines our derivatives:

Item #	Derivatives	Definition
1	Warrants Derivative
The Company sold warrants in connection with the sale of senior secured convertible notes on March 20, 2006. The warrants were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.

2	Conversion Feature Embedded Derivative
As part of the sale of the senior secured convertible notes on March 20, 2006, the buyer has the right to convert up to 10% of the initial balance in to common stock each month starting August 20, 2006. The conversion feature derivatives were fair valued at March 20, 2006 and subsequently have been and are revalued at the end of each quarter.

3	Interest Conversion Embedded Derivative
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company has the right to pay interest with its common stock upon the registration effective June 12, 2006. The interest conversion derivatives were fair valued at March 20, 2006 and subsequently have been and are revalued at the end of each quarter.

4	Options issued to non-employees Derivatives
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued options to non-employees as option derivatives, which are revalued at the end of each quarter.

5	Warrants issued to non-employees Derivatives
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives, which are revalued at the end of each quarter.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

The following table summarizes the assumptions used to measure the fair value of our derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)		CVBT Stock Price

Warrant derivative - Convertible Note
As of March 20, 2006	0	74.6	4.59	3		$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	2		$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89
As of September 30, 2007	0	44.56	3.97	1.5		$0.50

Conversion feature embedded derivative - Convertible Note
As of March 20, 2006	0	74.6	4.59	3		$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	2		$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89
As of September 30, 2007	0	44.56	3.97	1.5		$0.50

Interest Conversion embedded derivative - Convertible Note
As of March 20, 2006	0	74.6	4.59	3		$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	2		$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89
As of September 30, 2007	0	44.56	3.97	1.5		$0.50

Options issued to non-employees derivative
As of March 20, 2006	0	74.6	4.59	(a	)	$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	(a	)	$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89
As of September 30, 2007	0	44.56	3.97	1.5		$0.50

Warrants issued to non-employees derivative
As of March 20, 2006	0	74.6	4.59	(a	)	$7.15
As of December 31, 2006	0	71.44 - 84.04	4.62 - 4.83	(a	)	$1.48
March 31, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - May 21, 2007	0	79.65	4.74	2		$0.75
May 21, 2007 - June 30, 2007	0	78.21	4.89	2		$0.89
As of September 30, 2007	0	44.56	3.97	1.5		$0.50

(a) The range of the expected life and exercise prices are consistent with each individual instrument.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to fair value of derivatives	Balance as of December 31, 2006	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for new issuance exercise	Adjustment to Paid in Capital for Conversion	Balance as of September 30, 2007
	(In thousands)
Warrant derivative - convertible note	$172	$(40)	$—	$—	$132

Conversion feature embedded derivative - convertible note	321	5,237	—	(5,265)	293
Interest conversion feature embedded derivative - convertible note	98	168	—	(231)	35
Total embedded derivatives	419	5,405	—	(5,496)	328

Option derivative - non-employees	1,406	(1,245)	43	126	330
Warrant derivative - non-employees	366	(709)	401	—	58
Total warrant and options derivative non-employees	1,772	(1,954)	444	126	388

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

In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at September 30, 2007.

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in the Company's stock price during the reported period as well as assumptions regarding a number of complex and subjective variables used in the Black-Scholes Model. If the Company's stock price decreases sufficiently, the Company may show “Other Income” conversely, if it increases the Company may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income.” Conversely, if it decreases the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended September 30, 2007, the Company's stock price has decreased from $7.15 to $0.50. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 74.6% to 44.56%. As of September 30, 2007, the Company shows $12,344,105 of adjustment to the fair value of derivatives as Other Income as of September 30, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

The convertible note agreements entered into on March 20, 2006 contain variable share settlement provisions. These provisions require the Company to include the “fair value” of issued and vested non-employee options and warrants in derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock.” The reason for this classification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company's common stock to honor both the contracts related to the convertible notes and the issued and vested non-employee option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the non-employee option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the fair value of these option and warrant contracts must be reclassified as a liability. In addition, the issued and vested non-employee options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” at each balance sheet date and at the date of each exercise or grant of new non-employee options and warrants.

Options derivative transactions - Non-employees for options granted and transferred:
Period	Options Granted	Exercise Price - Non-Employees	Estimated Fair Value on the date options granted or Transferred	Fair Value of Portion Vested as of September 30, 2007	Option Derivatives	Transfer of fully vested employee stocks to non-employee

During quarter ended December 31, 2006 (a)	150,000	$10.00	$228,000	$14,242	$97,913	—
During the quarter ended March 31, 2007 (b)	—	0.30	435,600	—	—	440,000
During the quarter ended June 30, 2007	—	—	—	—	—	—
During the quarter ended September 30, 2007	—	—	—	—	—	—

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

Change in the fair value of options and warrant derivatives:

Adjustments to fair value of derivatives - options and warrants	At March 31, 2007	At June 30, 2007	At September 30, 2007	Total

	(In thousands)

Adjustment to the fair value of option derivatives (a)	$(64)	$(727)	$(454)	$(1,245)
Adjustment to the fair value of warrant derivatives	(488)	(121)	(100)	(709)
Total adjustments to fair value	$(552)	$(848)	$(554)	$(1,954)

(a) Assumptions for Quarter ended March 31, 2007 were as follow: (1) dividend yield of 0%, (2) the range of the expected volatility of 64.83% to 76.30%, (3) the range of the risk-free interest rate of 4.87% to 5.03% and (4) the range of the expected life and exercise prices consistent. See previous tables for assumptions used for June 30 and September 30, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Stock Option Transactions- Non-Employees	Number of Option Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate %	Expected Remaining Life (years)	Decrease In the FV of Option Derivatives

Quarter 1- 2007	160,000	0	70.97 -71.15	4.45-4.87	2.80-3.03	$122,698
Quarter 2- 2007	180,000	0	69.58-70.94	4.55-4.98	2.50	163,400
Quarter 3- 2007	40,000	0	73.36	4.56	2.25	24,640
Total-2007	380,000					$310,738

Non-employee option holders' exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

Warrant Transactions- Non-Employees Office/Director	Warrants issued	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)	FV on the date warrants granted	Exercise price

April -2006 (a)	250,000	0	79	5.125	10	$1,602,500	$10.00

(a) All warrants were issued for past services and will be expensed over a one-year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.

The Company filed an S-3, which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest with 136,796 shares of stock in-lieu of cash; however, the Company has chosen to pay the interest in cash of $598,356. In July 2007, the Company paid interest in cash of $192,286 in the quarter ended September 30, 2007. The interest rate for the three-month period ended September 30, 2007 was 12.23%.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (close date), will be amortized on a straight-line basis into interest expense over the life of notes and warrants. The following table summarizes these amounts as of September 30, 2007:

Transactions from March 30, 2006 through September 30, 2007	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(In thousands)
Balance March 20, 2006 (close date)	$1,553	$2,383	$8,196	$—
Percent change for conversion to common stock for September 30, 2007	(903)	—	—	(903)
Amortization for the period March 20, 2006 (close date) through September 30, 2007 charged to interest expense	(585)	(1,214)	(7,851)	(9,649)
Remaining deferred costs and discount to be amortized	$65	$1,169	$345	$(10,552)

Daniel C. Montano Guaranty

On March 20, 2006, Daniel C. Montano, the Company's Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants (see Note 3).

After the Company's obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company's obligations, Cardio will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Pre IPO Debt

The Company issued convertible debt in the years ended December 31, 2002, 2003 and 2004, payable to various individuals, as summarized below. During the year ended December 31, 2005, the Series I, Series II and Series IIa convertible promissory notes were converted into 4,228,000 shares of common stock. Four note holders of convertible notes chose not to convert their notes into common stock and the Company paid these notes totaling $30,000 during the year ended December 31, 2005.

Convertible note holders were required to notify the Company regarding their intent to convert their convertible notes into common stock in the 30-day period following the completion of the Company's IPO.

Series I Convertible Promissory Notes

The Series I Convertible Promissory Notes were payable in one installment on the earlier of (i) 36 months from the date of issuance or (ii) 30 days after the successful completion of the Company's IPO. The notes were convertible at the option of the holder into the Company's common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company's common stock. The conversion price for each share equaled $2 per share, provided however, if the purchase price of shares at the completion of the IPO was less than $4 per share, the conversion price would have been adjusted to equal 50% of the IPO price.

Series II Convertible Promissory Notes

The Series II Convertible Promissory Notes were payable in one installment on the earlier of (i) 36 months from the date of issuance or (ii) 30 days after the successful completion of the Company's IPO. The notes were convertible at the option of the holder into the Company's common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the notes payable were due or converted into shares of the Company's common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the initial public offering price.

These notes have been converted into common shares.

Series IIa Convertible Promissory Notes

In July 2004, the Company sold $800,000 of convertible notes payable Series IIa. The terms of the convertible notes payable Series IIa are identical to the terms of the convertible notes payable Series II, as discussed above.

The convertible promissory notes were payable in one installment on the earlier of (i) 36 months from the date of issuance or (ii) 30 days after the successful completion of the Company's initial public offering. The notes were convertible at the option of the holder into the Company's common stock. Interest at 7% per annum, compounded annually, was payable within 30 days of when the convertible notes payable were due or converted into shares of the Company's common stock. The conversion price for each share equaled $4 per share, provided however, if the purchase price of shares at the completion of the initial public offering was less than $8 per share, the conversion price would have been adjusted to equal 50% of the IPO price.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Components of Interest Expense

During the year ended December 31, 2004, the Company issued Series II and Series IIa convertible promissory notes with an embedded beneficial conversion feature. As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the difference between the conversion price and the Company's estimated fair market value of its stock price on the commitment date of the notes was calculated to be $2,050,000. The Company's estimate of fair market value resulting in a beneficial conversion feature was based on the “Letter of Intent” with the underwriters. This amount will be recognized in the Statement of Operations as interest expense during the period from the commitment date of the notes to the maturity dates of the notes.

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

	Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (inception) to September 30,
Convertible promissory notes series I, II, IIa	2006	2007	2007
		(In thousands)
Interest expense from the beneficial conversion feature	$—	$—	$2,050
Total financing cost	—	—	2,136
Interest expense on series I, II, IIa	—	—	1,303
Total	$—	$—	$5,489

	Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (inception) to September 30,
Senior secured convertible notes - Promethean	2006	2007	2007
		(In thousands)
Interest expense	$1,455	$1,199	$3,238
Amortization of deferred financing cost	273	915	1,317
Amortization of derivatives	1,861	5,544	9,065
Total	$3,589	$7,658	$13,620

NOTE 10. STOCKHOLDERS' EQUITY

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

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

On May 21, 2007, the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,500,000 towards completion of the Private Placement.. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The Warrant is exercisable for a period commencing on October 12, 2007 and terminating on the fifth anniversary of the issuance of such warrant. The Warrant issued as of October 12, 2007, and any future Securities issuances, are exempt from registration pursuant to Regulation S set forth by the Securities and Exchange Commission pursuant to the Securities Act of 1933 (“Regulation S”). The Company decided not to sell common stock below $1.00 per share through November 9, 2007. The Company is in discussions to extend the agreement, but there can be no assurance that the agreement will be extended nor that the remaining funds will be raised.

On February 11, 2005, the Company's S-1 registration statement for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005, the Company's Initial Public Offering (IPO) was closed. The Company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by the Company of $655,500, resulting in net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for proceeds to the Company of $2,030,625.

At December 31, 2005, the convertible notes payable have been converted into common stock, except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued.

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock

3rd quarter - 2006	$295,723	110,500	$2.76	$7,576
4th quarter - 2006	1,601,791	968,971	1.84	25,454
Total - 2006	$1,897,514	1,079,471		$33,030
1st quarter - 2007	3,561,835	3,730,511	1.00	72,225
2nd quarter - 2007	3,279,394	3,455,148	0.99	32,409
3rd quarter - 2007 (a)	3,545,775	4,649,762	0.76	222,578
Committed Stock	210,706	—		—
Total - 2007	$10,597,710	11,835,421		$327,212
Total - 2006 and 2007	$12,495,224	12,914,892		$360,242

(a) The amount of $222,578 includes $164,556 interest paid for the second quarter in common stock of 194,972 during the third quarter.

Stock Option Transactions

Recent option and warrant transactions:
Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
December 2005	1	—	933,330	848,482
Total - 2005		—	933,330	848,482
1st quarter - 2006	1	—	100,000	89,116
2nd quarter - 2006	2	55,000	—	55,000
3rd quarter - 2006	1	210,000	—	210,000
4th quarter -2006	1	200,000	—	200,000
Total - 2006		465,000	100,000	465,000
1st quarter - 2007	1	220,000	—	220,000
2nd quarter - 2007	1	180,000	—	180,000
July - 2007	1	—	—	—
August - 2007	1	40,000	—	40,000
September - 2007	1	—	—	—
Total - 2007		440,000	—	440,000

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

In May 2006, 20 commemorative shares, which had a fair value of $122, were issued to the founders and the executives.

The Company may issue stock options to both employees and non-employees outside of its formal stock option plan. It is Management's intent to grant all options at exercise prices not less than 85% of the fair value of the Company's common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through September 30, 2007, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123(R) as discussed in Note 4.

Stock option granted for 2006 and 2007:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
February 2006 (a)	50,000	$10.00	$234,830	5	76
March 2006 (b)	1,250	10.00	5,424	5	76
2nd quarter - 2006 (b)	3,000	10.00	13,270	5	79
3rd quarter - 2006 (b)	4,800	10.00	11,272	10	77
4th quarter - 2006 (b)	156,000	10.00	235,920	10	77
Total-2006	215,050		$500,716

1st quarter - 2007 (b)	500	10.00	309	10	69
2nd quarter - 2007 (b)	3,000	10.00	1,982	10	68
July - 2007 (b)	1,000	10.00	377	10	68
August - 2007 (b)	—	—	—	—	—
September - 2007 (b)	—	—	—	—	—
Total-2007	4,500		$2,668

All options were granted from the 2004 Stock Plan (defined on the next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	All options were issued for the past services and therefore expensed on the date of grant.

(b)	All options were issued for future services and will be expensed over the life of the options.

Stock Option Transactions- Non-Employees	Number of Options Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate	Expected Remaining Life	Decrease In the FV of Option Derivatives
1st quarter - 2007	160,000	0	70.97-71.15	4.45-4.87	2.80-3.03	$122,698
2nd quarter - 2007	180,000	0	69.58-70.94	4.55-4.98	2.50	163,400
3rd quarter - 2007	40,000	0	73.36	4.56	2.25	24,640
Total-2007	380,000					$310,738

Non-employee option holders' exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid-in-capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2006 and September 30, 2007 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2005	1,170,500	$0.30-$10.00	1,990,500	$0.30-$10.00	3,161,000	$0.30-$10.00
Granted	15,050	10.00	200,000	10.00	215,050	10.00
Exercised	—	—	(465,000)	0.30-0.50	(465,000)	0.30-0.50
Forfeitures	—	—	—	—	—	—
Outstanding at December 31, 2006	1,185,550	$0.30-$10.00	1,725,500	$0.30-$10.00	2,911,050	$0.30-$10.00
Granted	4,500	10.00	—	—	4,500	10.00
Terminated	(2,000)	10.00	—	—	(2,000)	10.00
Reclassified	(440,000)	0.30	440,000	0.30-$0.50	—	0.30
Exercised	(60,000)	0.30	(380,000)	0.30	(440,000)	0.30-$0.50
Cancelled	(750)	10.00	(150,000)	10.00	(150,750)	10.00
Forfeited	—	—	—	—	—	—
Outstanding at September 30, 2007 (unaudited)	687,300	$0.30-$10.00	1,635,500	$0.30-$10.00	2,322,800	$0.30-$10.00

Weighted average exercise price of options granted, exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and September 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2006
Employees—outstanding	1,185,550	$1.80	3.86	$2,133,990
Employees—expected to vest	229,758	1.80	3.86	413,564
Employees—exercisable	955,792	1.80	3.86	1,720,425
Non-Employees—outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees—expected to Vest	112,500	10.00	9.75	—
Non Employees—exercisable	1,613,000	3.61	6.21	1,221,300
As of September 30, 2007 (unaudited)
Employees—outstanding	687,300	2.91	3.91	100,000
Employees—expected to vest	58,060	1.72	7.95	—
Employees—exercisable	629,240	2.26	3.91	100,000
Non-Employees—outstanding	1,635,500	2.90	5.39	219,000
Non-Employees—expected to vest	84,384	2.60	9.19	—
Non Employees—exercisable	1,551,116	2.72	5.39	219,000

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

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

Warrant activity for the year ended December 31, 2006 and for the three months ended September 30, 2007 (unaudited) is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	375,000	$3.78
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—
Outstanding at December 31, 2006	1,230,882	$7.88
Granted	—	—
Sold / Reissued (a)	5,999,997	1.00
Exercised	—	—
Forfeited / Cancelled (a)	(705,882)	8.50
Outstanding at September 30, 2007	6,524,997	$1.51
Warrants exercisable at December 31, 2005	375,000	3.78
Warrants exercisable at December 31, 2006	1,168,382	7.88
Warrants exercisable at September 30, 2007	6,524,997	1.51

(a) In connection with the Securities Purchase Agreement, the Company issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 at $1.00 per share.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007
The following table summarizes information about warrants outstanding at September 30, 2007 (unaudited):

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$2.00	200,000	5.73	$2.00	200,000	$2.00
$1.00 (a)	5,999,997	1.47	1.00	5,999,997	1.00
$10.00	250,000	8.54	10.00	250,000	10.00
$12.50	75,000	1.38	12.50	75,000	12.50
Total	6,524,997			6,524,997

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

Authorized Shares

At the Company's 2005 Annual Meeting of Stockholders held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares.

NOTE 11. RELATED PARTY TRANSACTIONS
	Nine Month Periods Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30,
Fees Paid to:	2006	2007	2007
	(In thousands)
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (a)	$—	$—	$200
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office) (b)	369	363	2,179
Vizier Management Company (c)	—	—	116
GHL Financial Services Ltd. (“GHL”) (d)	20	133	2,358
Dr. Thomas Stegmann M.D. (the Company's Co-founder, Co- President, and Chief Medical Officer (a)	375	360	1,849
C.K. Capital International and C&K Capital Corporation (f)	1,218	—	1,763
Dr. Wolfgang Priemer (the Company's founder) (e)	55	60	342
Total	$2,037	$916	$8,807

(a)	Consulting fees

(b)	Employment Services.

(c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting.

(d)	A director is a principal and owns 4.12% of the Company for the overseas sale of the Company's convertible notes payable and Preferred Stock.

(e)	Fees were paid for assisting the Company with the European Compliance Committee which monitors the Company's activities in Europe from the legal, regulatory and tax compliance perspectives.

(f)	C.K. Capital International and C&K Capital Corporation are controlled by Alex Montano, son of Daniel C. Montano

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

On March 15, 2006, the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California Limited Partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty which was terminated on May 23, 2007. The Company guarantees full performance of all of Phage's obligations under the Lease Agreement. (See note 13).

During August, 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. Phage obtained a third-party proposal as a benchmark for the pack-and-fill. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal. Phage has completed the manufacturing run of a clinical lot of FGF-1 as of May 19, 2007. Phage has done the final fill of this product for the upcoming Phase I clinical trial in peripheral artery disease. Phage will continue to store the product at its facility until further instruction from Cardio. The Company has paid $396,000 to Phage for this project as of September 30, 2007.

The Company entered into an engagement agreement with GHL Financial Services, Ltd. (“GHL”) on August 18, 2007 (the “Engagement Agreement”).  Under the Engagement Agreement, GHL shall act as lead placement agent in the proposed offering, issuance and sale of the Company’s securities, including the Securities issued and any future Securities issuances by the Company in connection with the Private Placement.  In connection with its engagement, GHL will perform services which are normal and customary for a placement agent to perform in any transaction, including the Private Placement. Any financing arranged by GHL will be as the Company’s agent (on a best efforts basis) and not on an underwritten basis. The Company agrees to pay GHL 2% of aggregate gross proceeds received or to be received by the Company from the sale of the Company’s securities in any transaction during the term for its services pursuant to the Engagement Agreement. The President of GHL is Grant Gordon, a director on the Company’s Board of Directors since February 2005 and the son-in-law of Daniel C. Montano, the Chairman of the Board of Directors, Co-President and Chief Executive Officer.  Pursuant to the Engagement Agreement between the Company and GHL, GHL was paid a cash fee of $30,000 (2% of the aggregate purchase price of the common stock sold to the Investor and the subscribers) in connection with the Private Placement as of October 12, 2007.

NOTE 12. INCOME TAXES

The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and September 30, 2007 and the Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated tax losses available to carry forward for application against future taxable income in each of the Company's taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three months ended September 30, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

Net Operating Loss carry forward:	As of December 31, 2006	As of September 30, 2007
	(In thousands)

Federal income taxes	$45,147	$59,132
State income taxes (California)	44,185	43,600

As of September 30, 2007
(In thousands)

Federal research and development credit carry forward	$828

Three Months Ended September 30, 2007
(In thousands)

Recognized tax benefit (a)	$377

(a) The tax benefit relates to temporary differences and the benefit of loss carried forward and recorded a valuation allowance against these tax benefits of an equal amount.

In addition, during the third quarter the Company re-evaluated its allocation of losses between state taxing jurisdictions. This reevaluation resulted in a reduction of the allocation of losses to the state of California of approximately $8,000,000 and an increase in losses allocated to the state of Nevada of the same amount. This had the effect of reducing the tax benefit of losses carried forward by approximately $1,800,000. This amount was offset by an equivalent reduction in the required valuation allowance. No deferred income tax benefit has been recognized in these financial statement since management does not believe the recoverability of the deferred tax assets during the foreseeable future to be more likely than not.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007
Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

In April 2004, the Company entered into a non-cancellable operating lease agreement for office space that requires monthly payments of $5,882 which expired in October 2005. On May 2004, the Company gave a deposit of $5,900. The Company vacated this facility in October 2005 and subsequently the deposit was refunded.

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

Cardio entered into a Second Amendment dated September 8, 2006 (to be effective as of September 1, 2006) for the expansion space use of administrative offices in Las Vegas. The Second Amendment commences on August 29, 2006 and shall run coterminous with the term of that certain lease, dated November 1, 2005 for the space, consisting of 7,190 square feet of rentable space and expires on February 28, 2011. In total, including the annual base rent the Company will pay approximately $409,028 in base rent for the expansion space throughout the term of the lease.

Cardio entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability Company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the lease for the use of 6,768 square feet of general office and laboratory space. The security deposit is refundable thirty days upon termination of the lease.

	Nine Month Periods Ended September 30,
Paid rent:	2006	2007
	(In thousands)
Total rent paid (a)	$127	$113

(a) Total rent paid for the corporate office in Las Vegas and the San Diego lab facility.

Deferred rent as of September 30, 2007	Amount
(In thousands)
Corporate headquarters	$33
Expanded space- corporate headquarters	6
San Diego lab facility	101

Security deposit is refundable thirty days upon termination of the lease.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
(In thousands)
2007	$97
2008	523
2009	541
2010	559
2011	275
Thereafter	322
Total	$2,317

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

The Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 of the Standard Industrial Net Lease dated March 15, 2006, entered into by Canta Rana Ranch, L.P., a California Limited Partnership and Phage, an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company (the “Lease Agreement”). Pursuant to the Lease Guaranty, the Company guaranteed full performance of all of Phage's obligations under the Lease Agreement. This guaranty was terminated on May 23, 2007, whereby the Company was released from these obligations.

In August 2004, the Company guaranteed Phage's obligations under a non-cancellable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provided for a monthly rent of approximately $35,500 plus shared building operating expenses. The lease along with the Company's guarantees expired during the third quarter of 2006.

In exchange for the Company's guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006 (the “Indemnity Agreement”) under which it paid the Company certain guarantee fees. This Indemnity Agreement also terminated on May 23, 2007.

For the three months ended June 30, 2007, the company earned $2,757 of guaranty fees from Phage.

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company's sole supplier of its drug candidates formulated with FGF-1 141 .

If Phage defaults on payment of the minimum monthly rent or the additional rent, which monthly payments aggregate approximately $20,000, the Company is obligated, pursuant to the Lease Guaranty, to pay to the lessor the rents in default. The Company's maximum contingent liability is approximately $1,137,000 as of June 30, 2007 and will decrease by approximately $20,000 per month as minimum monthly rent and the additional rent are paid by Phage.

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

Employment Agreements

In July 2004, the Company entered into an employment agreement with a non-executive employee, effective August 1, 2004, under the terms of which Cardio will pay a monthly salary of $10,000. The agreement was for three years and expired July 31, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements are as follow:

	As of September 30,		For the Period from March 11, 1998 (inception) to September 30,
Consulting fees:	2006	2007	2007
	(In thousands)
Consulting agreements	$593	$1,960	4,663

In addition to the consulting fees, the Company issued 2,715,000 non-employee stock options, with an exercise price range of $0.30-$4.00 per share. The options vested immediately and have a contract life of 10 years. The Company also issued 300,000 warrants with an exercise price range of $0.80-$2.00 per share. The warrants are exercisable immediately and have a contract life of 5 to 10 years, respectively.

List of consulting agreements:

Item #	Contract	Agreement Name	Start	End Date
1	Mickael Flaa	Chief Financial Officer	1-Jun-2003	Ongoing
2	Investor relation consultant	Investor Relations	20-Mar-1998	Ongoing
3	Investor Awareness	Public Relation	1-Nov-2004	1-Jun-06
4	Schwartz Communications	Public Relation	1-Jul-2006	Ongoing
5	VP Corporate Development	VP Corporate Development	1-Sep-2006	Ongoing
6	Marketing director	Director of Corporate Development	1-Dec-2006	Ongoing
7	Medical consultant	Medical Expert	1-Oct-2006	Ongoing
8	Medical consultant	Medical Expert	1-Sep-2006	Ongoing

Service Agreements

The Company has entered several service agreements as follow:

These service fees for the obligations below were determined through a process of competitive bids and negotiation. The major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Joint patent agreement	28-Feb-2007	1-Mar-2020
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-2004	16-Aug-2013
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-2000	15-Dec-2099
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for Cardiovascular indications	24-Oct-2001	Ongoing
5	CVBT Founder	Royalty agreement	16-Aug-2004	31-Dec-2013
6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-2004	31-Dec-2006

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

1)
Cardio entered into a joint patent agreement with Phage as of February 28, 2007. Cardio plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. Cardio and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patent applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that Cardio would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Cardio and Phage entered a new agreement as of February 28, 2007 superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledged that the jointly owned and cross-licensed rights are vital to the parties' respective plans for development and commercialization and further clarified the parties' respective rights and provided for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, Cardio shall pay a 6% royalty to Phage on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.

2)
CPI will act as distributor for the products of both Phage and Cardio in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay Cardio an amount equal to 50% of CPI's gross revenue from sales of the Company's products less CPI's direct and indirect costs.

3)
As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of Cardio's common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company's products. In addition, KBDC agreed to pay Cardio a royalty of ten percent net revenue from sales in its Asian territories.

4)	Hesperion will assist Cardio with the FDA approval process for our drug.

5)
The Company's royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company's drug candidates, if any, measured quarterly and payable 90 days after quarter end.

6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter delivery.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-2005	20-Aug-2007
8	Phage Biotechnology Corporation	Lease Guarantee- San Diego	15-Mar-2006	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-2006	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-2006	First date of generating revenue
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-2006	First date of generating revenue
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-2006	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-2006	Upon completion of study
14	Investment Banking	Investment Banker	6-Jun-2006	Ongoing
15	Public Accounting Firm	Professional Services	1-July-2006	Ongoing

7)
This agreement is for the purpose of assisting in the Company's clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS' bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.

8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for minimum monthly rent and additional rent for shared costs, which aggregate approximately $20,000 per month.

ARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

9)
The Company entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company's common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of the Company's common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company's common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of the Company's assets secure the notes.

10)
Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company's obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs with FGF-1 141 as API after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

11)
After the Company's obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company's obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

12)
Kendle (formerly Charles River Laboratories Clinical Services International Ltd. or “Charles River Laboratories”) will support the Company in its Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,917,810.

13)
The Bruckner Group Incorporated has been assisting us in exploring the potential economic consequences of applying FGF-1141to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000. As of September 30, 2007 two components have been completed.

14)
The purpose of this agreement is to act as advisor for listing on the London Stock Exchange's Alternative Investment Market (“AIM”). The Company paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.

15)	A provider of accountancy and business services to audit and review the Company’s financial reports for listing on the London Stock Exchange's Alternative Investment Market, or AIM.

	As of September 30,		For the Period from March 11, 1998 (Inception) to September 30,
	2006	2007	2007
	(Unaudited; Dollars in thousands)
Service Fees Paid for Major Contractual Obligations:
Hesperion (formerly TouchStone Research, Inc.)	$1,509	$334	$4,882
Catheter and Disposables Technologies	19	—	81
bioRASI	668	159	1,086
Kendle (formerly Charles River Laboratories)	772	483	1,416
Bruckner Group	238	443	681
Investment Banker	94	101	202
Public Accounting Firm	—	372	540
Total	$3,300	$1,892	$8,888

NOTE 14. SUBSEQUENT EVENT

On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with a Private Placement with an investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, the Company issued 3,650,000 shares. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,500,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of our common stock at an exercise price of $1.00 per share.  The investor paid $3,700 for the warrants.  The agreement, as amended, expired November 9, 2007.  The Company decided not to sell common stock below $1.00 per share through November 9, 2007. The Company is in discussions to extend the agreement, but there can be no assurance that the agreement will be extended or that the remaining funds will be raised.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS--(Continued)
(UNAUDITED)
SEPTEMBER 30, 2007

Securities Act Compliance

Commencing in 2001 and ending in August 2004, the Company sold two series of convertible notes to investors who, with a few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that either the sales occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company's counsel has advised that the availability of those exemptions cannot be determined with legal certainty and that it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitation has run out as of August 2007.

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

The FDA closely monitors the progress of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to the patient.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time that is material to its business and is unaware of any material claims that may be filed against it.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including but not limited to this section, may contain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-Q. We believe that the section entitled “Risk Factors” includes all material risks that could harm our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

We have never generated revenues. We expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the United States Food and Drug Administration (“FDA”) approves one of our drug candidates for commercialization and marketing begins. We expect to continue to invest significant amounts on the development of our drug candidates. We expect to incur significant commercialization costs once we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of FGF-1 141 and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. We conduct research to identify and evaluate medical indications that may be treated with our protein drug candidates. When, in our opinion, the evidence and results of our research warrant, a potential new drug candidate is graduated from research to development. We classify our research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries' equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, the FDA-authorized trials and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. We outsource clinical trials and manufacturing and development activities to third parties to maximize efficiency and minimize our internal overhead. Manufacturing is outsourced to an affiliated entity. We expense our research and development costs as they are incurred.

These expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. We are uncertain as to what is expected to incur in future research and development costs for our pre-clinical activities as these amounts are subject to the outcome of current pre-clinical activities, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses consist primarily of personnel and related expenses, general corporate activities, and through quarter ended September 30, 2007, have focused primarily on the activities of administrative support, marketing, intellectual property rights, corporate compliance and preparing us to be a public company. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business; together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build a sales force and marketing capabilities for our drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

2.	Results of Operations

Nine months Ended September 30, 2006 and 2007

During the period ended September 30, 2007, the Company spent $4,743,456 in research and development to support its FDA clinical trials. Research and development expenses decreased slightly in comparison to the same period last year.

Our research and development consist of $1,965,218 clinical trial costs and $1,216,200 paid to an affiliate for contract clinical research. Our research and development costs are associated with the following clinical and pre-clinical trials as of September 30, 2007:

FDA Authorized Clinical Trials:

Drug Candidate	Indication
• CVBT-141A	Severe Coronary Heart Disease (“CHD”)—surgical delivery
• CVBT-141B	Dermal Ulcers (Wound Healing)
• CVBT-141C	Peripheral Artery Disease (“PAD”)

Proof of Concept clinical trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Lumbar Ischemia
• CVBT-141H	CHD - injection catheter delivery

Clinical Development

i) Severe Coronary Heart Disease - Drug Candidate CVBT 141-A - Surgical delivery: We completed the enrollment and treatment of all patients specified in our Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers which were managed by our contract clinical research organization. A full report of this trial will be submitted to the FDA. The Company is currently collecting the final safety data on 12 month follow-up visits of our patients who were treated in our Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. Of note, the Data and Safety Monitoring Committee, an independent group of three external physicians, reviewed all safety data from our trial and concluded that there were no serious, unexpected adverse events attributable to our drug candidate in this Phase I trial.

Based on written comments received back from the U.S. FDA a major change in the clinical Protocol for the Phase II clinical trial was recommended and now authorized by the FDA dealing with the manner in which the API, FGF-1, will be delivered to the heart by catheter injection system described below.

ii) Severe Coronary Heart Disease- Drug Candidate CVBT 141-H - Catheter: CVBT is now proceeding with its Phase II clinical trial in patients with severe coronary heart disease.  Collaborating with Cordis Corporation, a Johnson and Johnson Company, our drug candidate, will be delivered to the heart using their proprietary catheter injection system, the MyoStar® injection catheter. Before and after treatment with our drug candidate, each patient's heart will be screened and ischemic regions of the heart identified utilizing Cordis Corporation's NOGA® electromagnetic mapping system. A placebo group has been added as an additional control group to our Phase II study and this will significantly improve the statistical analysis of efficacy results we obtain from this trial.

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

iii) Wound Healing- Drug Candidate CVBT-141B: We have been authorized by the FDA to conduct clinical testing of our wound healing drug candidate, CVBT-141B, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of our wound healing drug candidate has been initiated at one clinical site located in the Pittsburgh, PA area. As of September 30, 2007, all eight patients have been dosed. On October 2, 2007, we announced successful completion of our Phase I trial with no serious adverse events.

Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of our wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in our Phase I clinical trial. After completion of this Phase I trial, a Phase Ib/II Clinical Protocol has been drafted where the drug candidate, will be tested over a longer period of time to increase wound closure rates in a similar patient population.

iv) Peripheral Artery Disease- Drug Candidate CVBT-141C: CVBT is now proceeding with its authorized Phase I clinical trial in PAD patients suffering from intermittent claudication which is a form of PAD. Clinical trial sites are being identified and provided with the approved clinical protocol to provide quotes to carry out the study. Colorado Prevention Center will be the contracted clinical research organization that will manage this trial and they have identified six U.S. medical centers that will be contracted to perform this trial.

v) Lumbar Ischemia- Drug Candidate CVBT-141E: As of September 30, 2007, four patients have been dosed in the low dose group with no adverse events reported. Due to extremely slow enrollment into this trial, the company has decided to halt this study in Russia and focus on the Disc Ischemia medical indication detailed below.

vi) Disc Ischemia- Drug Candidate CVBT-141D: We have contracted with the Orthopaedic Education and Research Institute of Southern California, of which Vance Gardner, M.D. is the executive director, to perform a clinical study on approximately 50 patients who reached a point in their treatment where surgery is the suggested option. This study received institutional review board (IRB) approval of the final protocol, and the study commenced in the second quarter of 2007 with seven patients screened to date. The study involves the use of MRI to examine discs for signs of underperfusion and whether this lack of blood flow to one or more discs is a consistent finding in patients with chronic back pain and disc degeneration. To date, approximately 20 patients have been screened with MRI many of whom are clearly showing indications of blocked arteries supplying selected discs in the lower spine. The imaging study is ongoing and after the 50 patient trial is completed, a thorough review of the results will allow the company to plan its next clinical study. It is hoped that results obtained from this study will lead to a subsequent IND filing and clinical trial, which will utilize drug candidate CVBT-141D with FGF-1 as the API for this indication.

Pre-Clinical Development

i) Bone: Data from a second animal model of bone growth indicated a robust effect of FGF-1 on the growth of new bone after a local injection to skull bones. The effect was significant and substantial. On July 17, 2007, CVBT announced that it has successfully completed work on a new medical indication for, FGF-1, in an animal model of bone growth. This research project, conducted in collaboration with Tufts University Medical School, will continue with future efforts to explore larger animals of bone growth that more closely resemble bone growth in humans.

ii) Diabetes: We are exploring pre-clinical research in an animal model of diabetes, where we will examine the effect of FGF-1 to stimulate beta-cell production in the pancreas. Beta cells are the insulin-producing cells of the body.

iii) Stroke: We are continuing our research with experimental animal models of both acute and chronic stroke, and we are examining the potential improvement in neurological deficits caused by stroke after treatment with FGF-1. On July 12, 2007, we announced the completion of a pre-clinical research program to assess the effects of the protein-based drug candidate, CVBT-141F, in reducing brain damage due to stroke. The results from three independent animal studies demonstrated that CVBT 141F significantly reduced the stroke-affected area in the brain.

	Nine Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Research and development (a)	$4,757	$4,743	$14	(0.3)%

(a)	Includes $1,820,227 and $1,216,200 paid to Phage Biotechnology Corporation.

During the nine months ended September 30, 2007, general and administrative expenses increased 8% by approximately $722,000 in comparison to the same period in 2006. The increase includes professional fees of $878,000 that was off set by a substantial decrease in travel and legal expenses. A provider is assisting the Company to conduct a feasibility study to incorporate economic evaluations in to a development process that will allow us to produce a product with a compelling value proposition, poised to obtain the broadest possible payer coverage and clinical utilization.

 For the nine months ended September 30, 2007, our contribution to a non-profit medical education organization for public awareness in regards to regenerative medicine increased by approximately $190,000 in comparison to the same period in 2006.

As of September 30, 2007, we have a total of twenty-one full time and no part time employees compared to sixteen full time and two part time during the same period in prior year. The increase in number of staff has contributed to increase in administrative expenses.

	Nine Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
General and administrative (b)	$8,801	$9,524	$722	8%

(b)	Includes $121,575 and $29,223 paid to Phage Biotechnology Corporation.

Interest income decreased to approximately $140,000 from $605,000 for the nine months ended September 30, 2007 and 2006, respectively. This is a result of a lower level of cash and marketable securities available for investment as we spend more in research and development for its current clinical and pre-clinical trials.

	Nine Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest income	$605	$140	$465	(77)%

During the nine months period ended September 30, 2007, interest expense increased to approximately $(7,658,000) by $(4,069,000) compared to the same period in 2006. Interest expense for 2007 includes interest on senior secured convertible notes payable of $1,199,000 for the period ended September 30, 2007. Also accumulated amortization of deferred financing costs of $915,000 were recorded as non cash charges in interest expense and amortization of discount for the fair value of derivatives is $5,544,000 aggregating $6,459,000 of interest expense from amortization.

	Nine Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,589	$7,658	$4,069	113%

Adjustment to fair value of derivatives decreased from approximately $8,633,000 to $(5,365,000) and adjustments to the fair value of derivatives- other decreased from $7,999,000 to $1,954,000 for the three months ended September 30, 2006 and 2007. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in our stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If our stock price decreases sufficiently, we may show “Other Income”, conversely if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense.” conversely if it decreases, we may show “Other Income.” Since the issuance of the Convertible Notes on March 20, 2006 to the period ended September 30, 2007 our Company's stock price has decreased from $7.15 to $0.50. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model decreased from 74.6% to 44.56%.

	Nine Month Periods Ended September 30,
	2006	2007
	(Dollars in thousands)
Adjustment to fair value of derivatives	$8,633	$(5,365)

Adjustment to fair value of derivatives- other	$7,999	$1,954

Three months Ended September 30, 2006 and 2007

During the quarter ended September 30, 2007, we spent approximately $1,411,000 to support its FDA clinical trials. We anticipate an increase in our spending during the next three months as we make progress in our Phase II clinical trial for patients with severe coronary heart disease.

	Three Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Research and development (a)	$1,555	$1,411	$(144)	(9)%

(a)	Includes $1,013,773 and $289,084 paid to Phage Biotechnology Corporation.

During the three months ended September 30, 2007, general and administrative expenses decreased 57% to approximately $1,356,000 in comparison to the quarter ended September 30, 2006. This decrease is the result of reduction in professional fees and travel expenses. For the quarter ended September 30, 2007, we contributed approximately $67,000 to a non-profit medical education organization to increase public awareness in regards to regenerative medicine.

As of quarter ended September 30, 2007, we have a total of twenty-one full time and no part time employees compared to sixteen full time and two part time during the same period in the prior year.

	Three Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
General and administrative (b)	$3,151	$1,356	$1,795	(57)%

(b)	Includes $25,434 and $3,405 paid to Phage Biotechnology Corporation.

Interest income decreased to approximately $13,000 from $206,000 for the three months ended September 30, 2007 and 2006, respectively. This is a result of a lower level of cash and marketable securities available for investment as current clinical and pre-clinical trials progress.

	Three Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest income	$206	$13	$193	(94)%

During the quarter ended September 30, 2007, interest expense decreased to approximately ($1,467,000) by ($309,000) compared to the same period in 2006. Interest expense for 2007 includes interest on senior secured convertible notes payable of $300,000 for the quarter ended September 30, 2007. Also accumulated amortization of deferred financing costs of $149,000 were recorded as non cash charges in interest expense and amortization of discount for the fair value of derivatives is $1,018,000 aggregating $1,167,000 of interest expense from amortization.

	Three Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,776	$1,467	$(309)	(17)%

Adjustment to fair value of derivatives decreased from $4,941,000 to $4,719,000 and adjustments to the fair value of derivatives- options and warrants decreased from $3,059,000 to $554,000 for the three months ended September 30, 2006 and 2007. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If the stock price decreases sufficiently, we may show “Other Income,” conversely if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely if it decreases, we may show “Other Income.” Since the issuance of the Convertible Notes on March 20, 2006 to the period ended September 30, 2007 our stock price has decreased from $7.15 to $0.50. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model decreased from 74.6% to 44.56%.

	Three Month Periods Ending September 30,
	2006	2007
	(Dollars in thousands)
Adjustment to fair value of derivatives	$4,941	$4,719

Adjustment to fair value of derivatives- options and warrants	$3,059	$554

3.	Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2007, we have financed our operations through the initial public offering of our common stock, the private sale of our capital stock and our convertible notes and the private placement of senior secured convertible notes. Through September 30, 2007, we have received net proceeds of approximately $53,719,000 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes our sales of equity securities and convertible notes through September 30, 2007.

Security	Net Proceeds
(Dollars in thousands)
Pre USA IPO
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520
Common stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	14,892

Post USA IPO
Proceeds from the IPO 1,725,000 shares of common stock sold at $1.00 per share net of the options exercised	14,682
1,117,582 stock option and warrants exercised	445
Net proceeds from private placement of senior secured convertible note of Senior Secured Notes with warrants to purchase 705,882 shares of Company's. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to price re-set from $12.00 to $1.00 per share. (b)	20,000
Proceeds from private placement under Reg S (a)	3,475
Total proceeds from financing through September 30, 2007	$57,918
Deferred financing cost	(4,199)
Net proceeds per statement of cash flow	$53,719

(a) On May 21, 2007, we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, we issued 3,650,000 shares. We received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,500,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of our common stock at an exercise price of $1.00 per share.  The investor paid $3,700 for the warrants.  The agreement, as amended, expired November 9, 2007.  We decided not to sell common stock below $1.00 per share through November 9, 2007. We are in discussions to extend the agreement, but there can be no assurance that the agreement will be extended nor that the remaining funds will be raised.

(b) On March 20, 2006, we completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock which was increased to 5,999,997 due to price re-set from $8.50 to $1.00. We will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses have been paid by us, such that we realized net proceeds in the amount of $18,447,000.

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

4.	Cash Flow

Nine months ended September 30, 2006 and 2007

Cash consumed in our operating activities decreased by 14% for the nine months ended September 30, 2007 compared to the same period in 2006. We are making progress in “Severe Coronary Heart Disease, Wound Healing and Peripheral Artery Disease” clinical trials as discussed in the result of operation. The Company announced its FDA approval to proceed Phase II of its Coronary Heart Disease in July 2007.

Cash consumed in our investing activities increased by 109% due to purchase of restricted cash of $112,076 combined with ($59,751) of capital expenditures for property and equipment, resulting in total of $52,325 of cash consumption in investing activities for the quarter ended September 30, 2007.

	Nine Month Periods Ended September 30,
	2006	2007	$ Change	% Change
	(Dollars in thousands)
Cash flow used in operating activities	$(13,680)	$(11,739)	$(1,941)	(14)%
Cash flow (used in) provided from investing activities	(612)	52	664	109%
Cash flow provided from financing activities (a)	18,482	3,426	(15,056)	(81)%

(a) On May 21, 2007 we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, we issued 3,650,000 shares. We received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,500,000 towards completion of the Private Placement.

5.	Funding Requirements

We do not expect to generate significant additional funds unless and until we obtain marketing approval for and begins selling, one of its new drug candidates. The Company believes that the key factors that will affect its internal and external sources of cash are:

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

6.	Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of September 30, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations(a)	$7,655	—	$7,655	$—	$—
Operating lease obligations(b)	2,317	221	982	1,100	14
Total	$9,972	$221	$8,637	$1,100	$14

(a)
We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see Note 9). During the third quarter of 2006, note holders converted $295,723 of the convertible senior secured notes to 110,500 shares of common stock for an average share price of $2.76 (including 28,000 committed shares). During the nine months ended September 30, 2007, Convertible note holders elected to convert $10,597,710 of their notes receivable to 11,835,421 shares of common stock for an average price of $1.00. Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if we choose to make payments in cash, we would have a liability of approximately $1,377,951.

(b)
In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building's tenants. We occupied this property in March 2006. We entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,161,393 including approximately $409,028 in base rent for the expanded space throughout the term of the lease. We entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time we will have the option of extending the lease by five years on the same terms and conditions of the lease. We have paid Nancy Ridge a fully refundable security deposit in the amount of $57,804, and further agrees to pay $15,228 per month for the term of the lease for the use of 6,768 square feet of general office and laboratory space.

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

1)
We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141.At the Company's election and as part of that agreement, we are obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on the drugs which Phage does not manufacture for us.

2)
CPI will act as distributor for the products of both Phage and us in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay us an amount equal to 50% of CPI's gross revenue from sales of our product less CPI's direct and indirect costs.

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

6)
Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of our drug candidates by catheter procedures.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-05	20-Aug-07
8	Phage Biotechnology Corporation	Lease Guarantee- San Diego	15-Mar-06	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-06	First date of generating revenue
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
14	Investment banking	Investment banking	6-Jun-06	Ongoing
15	Public Accounting Firm	Professional Services	1-July-06	Ongoing

7)
This agreement is for the purpose of assisting in our human clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS' bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices.

8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.

9)
We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of our common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into our common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of our assets secure the notes.

10)
Daniel C. Montano, our Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of our obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into our common stock.

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

13)
The Bruckner Group Incorporated has been assisting us in exploring the potential economic consequences of applying FGF-1141to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000. As of September 30, 2007 two components have been completed.

14)
The purpose of this agreement is to act as our advisor for listing on London Stock Exchange's Alternative Investment Market (“AIM”). We paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.

15)	A provider of accountancy and business services to audit and review our financial reports for listing on London Stock Exchange's Alternative Investment Market, or AIM.

	As of September 30,		For the Period from March 1, 1998 (Inception) to September 30,
	2006	2007	2007
	(Unaudited; Dollars in thousands)
Service Fees Paid for Major Contractual Obligations:
Hesperion (formerly TouchStone Research, Inc.)	$1,509	$334	$4,882
Catheter and Disposables Technologies	19	—	81
BioRASI	668	159	1,086
Kendle (formerly Charles River Laboratories)	772	483	1,416
Bruckner Group Incorporated	238	443	681
Investment Banker	94	101	202
Public Accounting Firm	—	372	540

Total	$3,300	$1,892	$8,888

7.	Off-Balance Sheet Transactions

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

8.	Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has adopted FIN 48.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48.

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is evaluating how SFAS 157 will impact its results of operations and financial position.

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

Interest Rate Risk

The Company may have interest rate exposure to market risk with its cash and cash equivalents. Interest rates on its money market accounts ranged from 5.28% to 5.43% for the quarter ended September 30, 2007. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which the Company believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. The effective duration of the Company’s portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, the Company does not believe that there is any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At September 30, 2007, there was $7.7 million of floating rate debt outstanding which is subject to interest rate risk. Interest rate on the Company’s convertible notes payable was 12.23% for the quarter ended September 30, 2007. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $77,000 and the Company’s cash flow should the Company choose to pay this interest in cash in lieu of paying in-kind.

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

Derivative Securities Risk

The Company sold floating rate convertible debt securities which have several derivative features. Whereas the value of the derivative features effect the Company’s “Statement of Operations” and “Balance Sheet,” there is no effect on the Company’s cash flow.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management evaluated, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures (required by paragraph (b) of 13a-15 or 15d-15) were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during its most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal controls over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting and at the end of 2008, our independent registered public accountants will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. The Company has not completed this process or its assessment and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is currently not a party to any existing or threatening litigation or claim that is material to its business.

Item 1A.	Risk Factors

There were no material changes in the risk factors discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, as amended and filed on June 26, 2007, except for the following risk factors that have changed and are accordingly revised below.

Risks Related to the Common Shares

The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future, and the Company may never achieve or maintain profitability.

Since its inception, the Company has incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of $59,924,225 as of September 30, 2007. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

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

At September 30, 2007, the Company had $241,769 in cash, cash equivalents and $60,285 in restricted cash. On May 21, 2007 the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, the Company issued 3,650,000 shares. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,500,000 towards completion of the Private Placement.

On March 20, 2006, the Company completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. The Company believes that it would be necessary to raise additional funds to maintain the current level of activity. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the Company's inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Furthermore, there can be no assurance that any such required funds, if available, will not have a significant dilutive effect on the Company's existing stockholders.

If a triggering event occurred such that would require the Company to pay off its convertible notes, the Company may need additional financing to complete the business plan in a timely manner. Such financing might not be available, or if available, the terms might not be satisfactory.

On March 20, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, that the Company received net proceeds of $18,447,000. The convertible notes are presently convertible at the option of the holders into 1,666,666 shares of common stock based on a fixed conversion price of $12.00 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible at 94% of the average of the preceding five days' weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company's common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7 per cent. Substantially all of the Company's assets secure the notes. The Company will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if it fails to issue and deliver certificates of common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder's note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of our securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to us are: (i) after a triggering event, the holder of a note has the option to require us to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

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

The Company completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company's common stock on March 20, 2006. The notes are convertible into shares of the Company's common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $1.00 per share. Conversion of the senior secured notes into the Company's common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009. In connection with the notes, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to the price re-set. The term of the warrants is three years. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share, until the price was re-set at $1.00 per share. The Company’s stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders.

Conversion of senior secured notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock
3rd quarter - 2006	$295,723	110,500	$2.76	$7,576
4th quarter - 2006	1,601,791	968,971	1.84	25,454
Total - 2006	$1,897,514	1,079,471		$33,030
1st quarter - 2007	3,561,835	3,730,511	1.00	72,225
2nd quarter-2007	3,279,394	3,455,148	0.99	32,409
3rd quarter-2007 (a)	3,545,775	4,649,762	0.76	222,578
Committed Stock	210,706	—		—
Total - 2007	$10,597,710	11,835,421		$327,212
Total - 2006 and 2007	$12,495,224	12,914,892		$360,242

  (a) The amount of $222,578 includes $164,556 interest paid for the second quarter in common stock of 194,972 during the third quarter.

The Company has broad discretion in how it uses the net proceeds from its initial public offering, its sale of senior secured debt and its more recent sale of common stock in a private placement pursuant to the exemption provided under Regulation S of the Securities Act of 1933 (“Reg S Offering”), and it may not use these proceeds effectively.

Management has broad discretion as to the application of the net proceeds of the IPO, the sale of senior secured debt and the Reg S Offering. The Company’s stockholders may not agree with the manner in which management chooses to allocate and spend the net proceeds. Moreover, management may use the net proceeds for corporate purposes that may not increase profitability or market value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from IPO:

As of September 30, 2007
(In thousands)
Use of proceeds from IPO in pre-clinical and clinical trials	$5,460
Use of proceeds from IPO in general and administrative activities	10,141
Interest on senior secured notes	92
Total	$15,693

Use of Proceeds from Private Placement:

As of September 30, 2007
(In thousands)
Use of proceeds from Promethean notes in pre-clinical and clinical trials	$4,739
Use of proceeds from Promethean notes in general and administrative activities	11,651
Interest on senior secured notes	2,207
Total	$18,597

Use of Proceeds from Private Placement under Reg S:

As of September 30, 2007
(In thousands)
Use of proceeds in pre-clinical and clinical trials	$1,061
Use of proceeds in general and administrative activities	2,130
Interest on senior secured notes	192
Total	$3,383

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Description
3.1
Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on September 23, 2004 (“2004 S-1”)

4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2004 S-1)

4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2004 S-1)

4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2004 S-1)

10.1
Underwriter's Warrant (incorporated by reference to Exhibit 10.1 of the Registrant's Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (“2004 S-1/A second update”)

10.2
Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)

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

10.6
Tenant's Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2004 S-1)

10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2004 S-1)

10.8
Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2004 S-1)

10.9
Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (acquired by Touchstone Research, Inc. nka Hesperion, Inc.) and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and 3 thereto (incorporated by reference to Exhibit 10.9 to the 2004 S-1)

10.10
Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 31, 2006 (“2005 10-K”)

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

10.25
Standard Industrial Net Lease, dated March 15, 2006, between Canta Rana Ranch, L.P. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on March 21, 2006 (“March 21, 2006 8-K”)

10.26
Indemnity and Reimbursement Agreement for the Standard Industrial Net Lease of March 15, 2006, dated March 15, 2006, between CardioVascular BioTherapeutics, Inc., as guarantor, and Phage Biotechnology Corporation (incorporated by reference to the March 21, 2006 8-K)

10.27
Controlling Stockholders Agreement, dated as of August 30, 2004, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9 to the 2004 S-1)

Exhibit	Description
10.28
Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9.1 of the Registrant's Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (“May 2006 8-K”)

10.29
Amended and Restated Joint Patent Ownership and License Agreement, dated May 23, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 9.1 of the May 2006 8-K)

10.30
Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)

10.31
First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (“September 2006 8-K”)

10.32
Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)

10.33
First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)

10.34
New Joint Patent Agreement, dated February 28, 2007 between Cardiovascular BioTherapeutics, Inc. and Phage BioTechnology Corporation (incorporated by reference to Exhibit 10.34 on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007).

10.35
CardioVascular BioTherapeutics, Inc. engaged in a private placement with FirmInvest, AG for the Company's common stock for a total of $15,000,000 May 21, 2007. (Incorporated by reference to Exhibit 10.35 on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2007.)

10.36	Engagement Agreement, dated August 16, 2007, between CardioVascular BioTherapeutics, Inc. and GHL Financial Services, Ltd., Inc.,

10.37	Amendment to FirmInvest, AG Commitment Letter dated August 17, 2007 (incorporated by reference to Exhibit 10.2 on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2007)

10.38	Amendment II to FirmInvest, AG Commitment Letter dated October 12, 2007

10.39	Warrant dated October 12, 2007 to purchase 3,700,000 shares of Cardio Vascular Bio Therapeutics, Inc. Common Stock.

10.40	Form of Subscription Agreement for Reg S Offering

14	Code of Ethics (incorporated by reference to Exhibit 99.3 to the 2004 S-1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)

99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)

99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

November 15, 2007	By:	/s/ Mickael A. Flaa
Mickael A. Flaa
Chief Financial Officer and Treasurer