Form 10-K
period 2007-12-31
CardioVascular BioTherapeutics, Inc.
filed 2008-05-06
CIK 1303497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51172

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $68,394,000 as of April 4, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,829,299 as of April 4, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year ended December 31, 2007, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

i

Item 1. Business

FORWARD LOOKING STATEMENTS

This Form 10-K, including but not limited to this section, may contain forward-looking statements. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or it’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-K. The Company believes that the section entitled “Risk Factors” includes all material risks that could harm its business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

The Company believes it is important to communicate its future expectations to the Company’s investors. However, there may be events in the future that the Company may not able to accurately predict or control and that may cause the Company’s actual results to differ materially from the expectations it describes in the forward-looking statements. Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the “Risk Factors” section of this Form 10-K. Stockholders should not place undue reliance on the Company’s forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the financial statements and the related notes appearing in Item 1. of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to the plans and strategy for the Company’s business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth below in this section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS

A. Overview

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.), (“CVBT”), (“Cardio”) or (the “Company”) is a biopharmaceutical company focused on developing drugs to stimulate the growth of new blood vessels for the treatment of cardiovascular diseases. The active pharmaceutical ingredient (“API”) in the Company’s drug candidates is acidic human fibroblast growth factor-1, FGF-1141 (formerly called Cardio Vascu-GrowTM) and it facilitates the growth of new blood vessels in the heart tissues and organs with an impaired vascular system. This process is referred to as “angiogenesis” in the scientific community.

CardioVascular BioTherapeutics, Inc. was established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Thomas J Stegmann, co-founder of the company, performed in the mid-1990s. The Company entered into an agreement with Dr. Stegmann, dated March 11, 1998, which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted the Company a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of his clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. To date the Company has made no royalty payments under this Agreement.

CardioVascular BioTherapeutics, Inc. has not generated revenues to date and expects to incur substantial and increasing losses for at least the next several years. The Company does not expect to generate revenues until the United States Food and Drug Administration (“FDA”) approves one of its drug candidates, and the Company begins marketing it. The Company expects to continue to invest significant amounts on the development of its drug candidates. The Company expects to incur significant commercialization costs when it recruits a domestic sales force. The Company also plans to continue to invest in research and development for additional applications of FGF-1141 and to develop new drug delivery technologies. Accordingly, the Company will need to generate significant revenues to achieve and then maintain profitability.

Most of the Company’s expenditures have been for research and development activities and general and administrative expenses. The Company conducts research to identify and evaluate medical indications that may benefit from its drug candidates and potential new drug candidates that can graduate from research to development. The Company classifies its research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, FDA-authorized trials and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. The Company outsources its clinical trials and its manufacturing and development activities to third parties to maximize efficiency and minimize the Company’s internal overhead. Manufacturing is outsourced to an affiliated entity. The Company expenses its research and development costs as they are incurred.

These expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed the Company’s estimated amounts, possibly materially. The Company is uncertain as to what it expects to incur in future research and development costs for its pre-clinical activities as these amounts are subject to the outcome of current pre-clinical activities, Management is continuing its assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses have focused primarily on the activities of administrative support, marketing, intellectual property rights and corporate compliance. The Company anticipates that general and administrative expenses will increase as a result of the expected expansion of its operations, facilities and other activities associated with the planned expansion of the business, together with the additional costs associated with operating as a public company. The Company will incur sales and marketing expenses as it builds its sales force and marketing capabilities for its drug candidates, subject to receiving required regulatory approvals. The Company expects these expenses to be material.

Market Opportunity

Cardiovascular Disease (CVD) is a class of diseases that affects the cardiovascular system, the heart, arteries and veins. According to the American Heart Association Heart Disease and Stroke Statistics — 2008 Update, which is the source of the information in this section unless otherwise noted (“AHA 2008 Update”), in the United States an estimated 80.7 million adults (1 in 3) have one or more cardiovascular diseases, of which, approximately 870,000 lives were claimed by CVD in 2004. This number represents 36.3% of all deaths, or 1 out of 2.8 deaths. Worldwide CVD claimed 17.5 million lives in 2005 according to the World Health Organization 2007 Statistical Information System.

Over $296 billion is spent per year in hospital costs, medical professional services and drug costs to treat cardiovascular disease in the United States. Additionally, $152 billion in costs result from lost productivity, morbidity and mortality. The estimated direct and indirect cost of cardiovascular disease in the United States for 2008 is $449 billion. CardioVascular BioTherapeutics, Inc. believes that its drug candidates will offer a cost effective, safe and efficacious therapy to treat CVD in this market.

The Company’s leading drug candidates target four cardiovascular diseases, coronary heart disease, peripheral arterial disease, dermal ulcers and degenerative disc disease.

Coronary Heart Disease (CHD) afflicts 16 million people over the age of 20 in the United States causing approximately 451,000 deaths in 2004. It is the single leading cause of death in the United States today, killing approximately one American every minute. An additional 770,000 Americans will have a new heart attack this year. The 2008 estimated direct and indirect cost of CHD in the United States is $156 billion. CVBT-141H has the potential to offer a catheter based therapeutic treatment to combat severe cases of CHD.

Dermal Ulcers are a class of ulcers that include diabetic ulcers, pressure ulcers, neuropathic ulcers and venous ulcers. Diabetic ulcers occur in approximately 12% of U.S. adults with diabetes or roughly 1.92 million people. Sixty percent (60%) of all lower extremity amputations occur among people with diabetes and approximately 85% of these amputations are preceded by a foot ulcer. Approximately 1.7 million pressure ulcers are treated in acute care settings each year at an annual cost of $5 to $8.5 billion. In total, the global advanced wound care segment has been estimated to be worth $4.1 billion and growing at a rate of 10% per year. The Company believes CVBT-141B has the potential to offer an effective and more efficient way of treating dermal ulcers than many products that are currently on the market.

Peripheral Arterial Disease (PAD) affects approximately 8 million people in the United States and is expected to increase to 23 million in seven major markets by 2014. These individuals have a 4 to 5 times increased risk of dying of a CVD event than people without PAD. Twenty five percent (25%) of these patients will progress to critical limb ischemia frequently requiring amputation with associated heightened rates of mortality. Estimates are that this market represents a $35 billion unrealized U.S. sale of therapeutics. CVBT believes that its PAD drug candidate CVBT-141C could take a share of this unmet market need.

Degenerative Disc Disease (DDD) occurs in roughly 85% of all back pain reported problems. Approximately 80% of Americans experience lower back pain in their lifetime which resulted in 32 million physician visits in 2004 and 1.2 million hospital admissions. Lower back pain is the leading source of disability in the United States. Yearly prevalence of lower back pain in Europe is 25 – 45%, which is 2 to 5 times more prevalent than in the United States. Indirect and direct costs associated with back pain range from $80 to $100 billion dollars a year in the United States. Thirty-three percent (33%) of all back related hospital admissions in 2004 were attributed to disc disorders. The Company believes that DDD is directly associated with a lack of perfusion in the area of the disc and thus is conducting research in disc ischemia.

The Company believes its drug candidates will provide cost effective and efficacious therapies that will address these indications. To this end, the Company is working on the following drug candidates with FGF-1141 as the API:

FDA Authorized Clinical Trials:

Drug Candidate	Indication
• CVBT-141A	Severe Coronary Heart Disease (“CHD”) – surgical delivery
• CVBT-141B	Dermal Ulcers (Wound Healing)
• CVBT-141C	Peripheral Arterial Disease (“PAD”)
• CVBT-141H	Severe Coronary Heart Disease (“CHD”) – injection catheter delivery

Proof of Concept Clinical Trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia – proof of concept

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Stroke
• CVBT-141F	Bone Repair

Clinical Development

The Company remains dedicated to moving its three FDA authorized clinical trials forward. Below is a summary of the Company’s progress over the past year for each trial.

(i) Severe Coronary Heart Disease.  The Company has completed the enrollment and treatment of all patients specified in its Phase I clinical trial protocol for CVBT-141A. A total of 21 patients were treated at six participating U.S. medical centers managed by the contracted clinical research organization. A full study report for this trial will be submitted to the FDA with no significant adverse events reported attributable to the drug.

Based on a recommendation from the FDA for the Company’s Phase II protocol, the Company has changed the manner in which it administers the drug from a surgical delivery to a catheter delivery system. Given this new delivery protocol, the Company has delineated this drug candidate as CVBT-141H. This new clinical trial design was reviewed and allowed by the FDA. The catheter that will be utilized in this study is the MyoStar® injection catheter manufactured by Biologics Delivery Systems, a subsidiary of Cordis Corporation. The clinical research organization, Kendle, will oversee and manage the international Phase II trial, which will be conducted at up to 30 sites in the U.S., Canada and Western Europe. The trial will be a double-blind placebo controlled trial with approximately 120 patients receiving either one of 3 dosage amounts of CVBT-141H or a placebo dose.

The Company intends to seek approval for CVBT-141A as a surgical delivery (“adjunct to bypass surgery”) under a separate trial and is in the process of defining a continuation to its Phase I clinical trial that will utilize this specific delivery approach.

(ii) Wound Healing (Dermal Ulcers).  The Company has completed an FDA authorized Phase I clinical trial in which the Company tested its wound healing drug candidate CVBT-141B in eight patients with diabetic foot ulcers or venous stasis leg wounds. The patients received either a low or high dose application of the Company’s wound healing drug candidate and no adverse events were observed in any of the patients receiving the drug candidate. A Phase Ib/II clinical protocol to continue development of this drug candidate is now being finalized for submission to the FDA. In this trial, both safety and efficacy of the drug candidate will be tested.

Prior to the Company’s Phase I trial, the Company completed animal studies demonstrating that CVBT-141B was safe and efficacious in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of its wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies were conducted in patients of the Company’s Phase I clinical trial.

(iii) Peripheral Arterial Disease (PAD).  An area of research the Company is exploring is growing new blood vessels to treat people with PAD with its drug candidate CVBT-141C. Pre-clinical research in animals has shown that CVBT-141C improves blood supply to the legs and feet to decrease pain and prevent tissue loss. Animal efficacy studies with the drug candidate in a rabbit model of PAD demonstrated that the drug candidate caused increased iliac artery blood flow and collateral vessel density and micro vascular development in the legs of the treated animals. Toxicity studies to support an IND application to the FDA were successfully completed and a Phase I clinical study in PAD patients has been reviewed and allowed by the FDA. The Company has contracted with the Colorado Prevention Center (“CPC”), a clinical research organization (“CRO”) that specializes in PAD clinical trials to manage this trial. Six U.S. medical centers have agreed to participate in this study.

The Company’s Clinical Development Spending:

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2007	Over Next Three Years (Estimate) (Unaudited)
	2005	2006	2007
	(In Thousands)
Severe Coronary Heart Disease	$2,528	$3,372	$1,723	$10,167	$30,000
Wound Healing (to support Phase Ib/II clinical trial)	196	401	360	958	10,700
Peripheral Arterial Disease (to support a Phase I clinical trial)	146	726	785	1,656	11,000

Pre-Clinical Research and Development

The Company’s research and development is focused on developing new drug candidates in which FGF-1141 is the API for the treatment of cardiovascular diseases where the growth of new blood vessels can improve the outcome for patients. The Company conducts research to identify and evaluate medical indications that may benefit from its drug candidates. When the evidence and results of the Company’s research are positive, a potential new drug candidate graduates from research to development. Each drug candidate follows a similar development pathway. The first step is animal studies. The Company looks for the correct biological response of drug candidates using FGF-1141 in animal models of cardiovascular disease. The Company also performs toxicity studies where it will look for any expected or unexpected side effects of its drug candidates compared to similar products on the market, if such products exist. Then the Company will initiate a clinical development program, which will commence with the submission of an IND application to the U.S. FDA. Human studies may begin once the FDA allows the IND to proceed. The Company works with the FDA on a case-by-case basis to determine the extent of clinical testing with each protein product in development.

As of February 29, 2008, the Company had four scientist employees, eight scientists under contract through a technical support agreement with a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing pre-clinical testing, researching other medical uses of FGF-1141, preparing, and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of each drug candidate used in the clinical trials meets the specifications required by the FDA.

Pre-Clinical Research and Development Projects to Date Include:

(i) Lumbar Ischemia.  As of in 2007, four patients have been dosed in the low dose group with no adverse events reported. Due to extremely slow enrollment into this trial, the Company has decided to close this study in Russia and focus on the Disc Ischemia medical indication detailed below.

(ii) Disc Ischemia.  The Company has initiated a population study in all age groups to ascertain the degree that perfusion abnormalities of the lumbar vertebral bodies and the vertebral discs are associated with lumbar degenerative disc disease connected to lower back pain. The Company has contracted with the Orthopaedic Education and Research Institute (OrthoERI) of Southern California to perform a preliminary clinical study on approximately 50 volunteers. Dr. Vance Gardner, a noted orthopedic spine surgeon and executive director of OrthoERI, has agreed to consult with CVBT regarding his scientific and market research. The study received institutional review board (IRB) approval and to date approximately 41 volunteers have entered this proof-of-concept clinical study. The technique employed uses a unique proprietary, contrast enhanced, high field strength MRI scanning technique that identifies blocked blood vessels and/or perfusion abnormalities of the lumbar vertebral bodies and/or the vertebral discs. The goal for the study is the identification of abnormalities that can be improved with angiogenic treatment. These abnormalities may include; “diminished nutrition” etiology of degenerative disc disease or an ischemic mechanism of vertebral bone repair perfusion. To date, the Company is observing differences in the perfusion of vertebrae and disks in younger volunteers as compared to those in the ages that are more associated with degenerative disc disease and bone degeneration. Once an adequate population study has been completed and diagnostic criteria developed, the Company will investigate the clinical use of drug candidate CVBT-141D, to improve a diagnosed ischemic state.

(iii) Stroke.  The Company is continuing its research with experimental animal models of both acute and chronic stroke, and the Company is examining the potential improvement in neurological deficits caused by stroke after treatment with FGF-1.

(iv) Bone Repair.  The Company has obtained data from animal experiments that FGF-1 is a strong stimulator of new bone growth (osteogenesis) when administered in mice. The Company will now carry out additional experiments in larger animals (sheep) that give responses that are more predictive of the results of similar experiments on humans. The Company will also explore the use of its drug candidate in animal fracture repair models, including spinal fusions for the treatment of degenerative disc disease (DDD).

The Company plans to continue its research activities in relation to possible indications where the API may show therapeutic utility.

The Company has incurred research and development costs as follow:

Pre-Clinical Research and Development Spending:

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2007	Over Next Three Years (Estimate) (Unaudited)
	2005	2006	2007
	(In Thousands)
Lumbar Ischemia and Disc Ischemia(a)	$9	$974	$518	$1,500	$10,000
Stroke, Bone Repair, and Other R&D	$83	$619	$420	$1,122	(b)

(a)	The Company anticipates the estimated spending over the next three years on pre-clinical and clinical studies for the Disc Ischemia indication if, in its opinion, the results of the Company’s pre-clinical studies and proof of concept trial continue to warrant progressing this drug candidate.
(b)	Depends on availability of budget.

Business Strategy

The Company is focused on achieving its stated goal to become a commercially viable business. The Company’s business strategy is based on developing a series of products for unmet medical needs associated with cardiovascular disease. Specifically, the Company’s strategy calls for specific steps that will drive the growth and profitability of its core business:

•	Efficiently complete the clinical trials of the Company’s top three drug candidates:
•	CVBT-141H for the treatment of severe coronary heart disease with an injection catheter delivery system
•	CVBT-141B for the treatment of dermal ulcers in diabetic patients
•	CVBT-141C for the treatment of peripheral arterial disease
•	Obtain FDA NDA (“New Drug Applications”) approval for the above drugs as quickly as possible.
•	Secure approval for coding, coverage, and reimbursement with payers.
•	Secure commercial manufacturing capacity for the Company’s drug candidates.
•	Market the Company’s drug candidates to leading and influential physicians and hospitals to build awareness for its drug candidates, and their therapeutic benefits.
•	Market to third party payers based on the anticipated economic benefit, improved quality of life offered by the Company’s drug candidates.
•	Market the Company’s drug candidates to potential patients and care givers focusing on patients with cardiovascular diseases.
•	Complete the Company’s pre-clinical investigation of formulations of its API in the treatment of:
•	Degenerative Disc Disease caused by disc ischemia
•	Stroke
•	Bone Repair
•	Continue animal testing to explore additional applications of this API.

Business Opportunity

The prevalence and cost of cardiovascular disease and stroke in the U.S. is growing. An estimated 80.7 million American adults have one or more types of cardiovascular disease. The estimate was extrapolated to the U.S. population in 2004 from NHANES (National Health and Nutrition Examination Survey) 1999-2004.

The Company believes there is a significant and growing business opportunity for new drugs that can address cardiovascular diseases and stroke. According to the AHA — 2008 Update:

Statistical Analysis by American Heart Association:

	Medical Durable	Direct Costs(b)	Lost Productivity and Morbidity (In Direct Costs)(c)	Total Direct and Indirect Costs
	(Dollars in Billions)
Estimated healthcare cost in U.S. for cardiovascular diseases and stroke:(a)	$50	$296	$152	$449

(a)	Including heart diseases, coronary heart disease, stroke, hypertensive disease and heart failure.

The Company’s primary focus is on the growth of new blood vessels in patients with coronary heart disease. According to the AHA 2008 Update, $9.7 billion is likely to be spent on drugs that treat coronary heart disease in 2008. Existing treatments include open-heart bypass procedures, balloon angioplasty procedures to open blocked arteries, insertion of stints into blocked arteries and selected drugs including nitrates that dilate the coronary arteries. If the clinical trials continue to be successful, the Company believes that treatment with its drug candidate CVBT-141H will be able to lower the overall cost of treating coronary heart disease. This analysis reinforces the Company’s decision to make the treatment of coronary heart disease the Company’s first market for development.

The Company’s goal is to establish its drug candidates as an integral part of the treatment regimen for cardiovascular disease where the growth of new blood vessels can improve the outcome for patients with these diseases.

The key elements of the Company’s strategy are:

Obtain Regulatory Approval of Drug Candidates

The Company’s first and primary task is to obtain FDA regulatory approval for its drug candidates. The Company will continue with its clinical trials until the new drug candidates for Severe CHD, Wound Healing, PAD, DDD and other new drug candidates are approved for commercial sale. At the same time the Company files for approval in the United States to sell CVBT-141H commercially, the Company will file for approval to the European Union. The Company may be required to conduct additional clinical trials to obtain European approval.

Prior to the anticipated drug approval by the FDA, the Company intends to start the process to register its new drugs with the government and insurance companies’ drug registration payment system in the United States. Most drugs administered to patients in the United States are at least partially reimbursed or paid for by insurance companies or the United States government. Thus, to achieve commercial success, a drug needs to be registered in the drug payment system to be reimbursable.

Establish Marketing, Sales and Distribution

The Company believes that strategic investments in pre-launch marketing can yield significant benefits to the shareholders. The Company is developing its pre-launch marketing investment priorities for each of its future drugs by defining:

•	Where the Company should target — Geographic priorities based upon market opportunity and potential
•	Who the Company should target — High priority relevant customer segments that are particularly influential prior to launch
•	When the Company should be communicating — when is the right time to reach high priority customer segments
•	What the Company should be saying — defining messaging that is targeted at high priority customer segments

•	How the Company should be communicating — defining and leveraging marketing channels that are the most effective and efficient in reaching its targets

The Company’s geographic priorities are risk adjusted to account for local economic policies, accounting standards, business regulatory environment, regional instabilities, and the legal environment. This risk adjusted geographic analysis is the basis for the Company’s business development efforts and early stage marketing investments. As such, the Company is evaluating licensing, marketing, sales and distribution opportunities in the United States, Europe, and Japan.

In defining the Company’s marketing, sales and distribution opportunities, the Company weighs market opportunity against sales and distribution complexity, as well as risk and cost. This is the basis for defining the Company’s approach to either outsourcing or insourcing these functions through licensing, partnership agreements, or developing internal capabilities.

As the Company approaches the launch of any one of its drug candidates, the Company will shift its marketing focus to drive revenue in key and opportunistic markets to support sales.

Marketing Strategy

The Company’s current marketing efforts are focused primarily on building awareness and interest in its drug candidates to treat severe coronary heart disease (CHD). The Company is also spending time developing awareness about its clinical work to treat dermal wounds, peripheral arterial disease and intervertebral disc degeneration. Through these marketing efforts, the Company is targeting people and organizations that are important to the company at this stage of the company’s lifecycle. The Company believes these potential stakeholders can be grouped into three segments: advocates, approvers, and adopters. Advocates are influential segments and opinion leaders that can accelerate awareness of the Company’s products, solutions, and company. Approvers are large institutions that control the approval, sale, pricing, and licensing of the Company’s drugs, procedures, and intellectual property. Adopters are people and organizations that are gatekeepers to the adoption of the Company’s drugs and the use of its drugs, diagnostics, and procedures with patients.

Across these three segments, healthcare providers (physicians, medical professionals, and hospitals/clinics), patients, caregivers (family members and friends of patients), investors, suppliers, regulators, and payers engage in different activities that influence progress and pave the way for the Company’s market success. Understanding the needs of these segments and how to accommodate them, will help the Company ensure that it has advocates, approvers and adopters for its drug candidates.

Severe Coronary Heart Disease

People with Severe Coronary Heart Disease have been informed by their doctors that they have been classified as Canadian Cardiovascular Society (CCS) angina class III or IV patients. CCS Class III means that patients have marked limitations of ordinary physical activity. They experience angina when walking one to two blocks on level ground or climbing one flight of stairs in normal conditions and at a normal pace. CCS Class IV is defined as having an inability to carry on any physical activity without discomfort. These people may experience symptoms of angina when they are resting. As a whole, these patients’ condition could be the result of advanced coronary artery disease. Those patients may have already received heart bypass surgery, may be heart transplant recipients or may present other medical conditions where traditional medical treatments have produced limited results. Based on the results of Dr. Stegmann’s two clinical human studies in Germany, the Company believes both potential patients and their doctors should be very interested in the Company’s new drug candidate for Severe Coronary Heart Disease, CVBT-141H, containing FGF-1141, as treatment to grow new blood vessels for the human heart around clogged arteries.

Specific Marketing and Sales Plan for the Company’s Drug Candidate for Severe Coronary Heart Disease.  The Company will market its drug candidate for Severe Coronary Heart Disease to its three market segments (Advocates, Approvers, and Adopters) through targeted marketing efforts. Most of the Company’s marketing campaigns will involve raising awareness in patients, doctors and payers. The Company’s marketing strategy will be based upon the premise that the three market segments have different needs. These factors influence a given stake holder’s desire to advocate, approve, or adopt the Company’s drug candidate for Severe Coronary Heart Disease (CVBT-141H) and the timing that is relevant for them. If CVBT-141H delivers the patient benefits, the Company hopes to demonstrate, the Company believes that doctors and patients in particular will exert significant demand for CVBT-141H and is associated procedure. Additionally, if the Company’s drug candidate for Severe Coronary Heart Disease delivers the benefits it hopes to demonstrate, and if the results of the benefits of the drug include a decrease in the need for, and cost of, repeat angiograms and subsequent treatment for recurrent angina, the Company then believes the cost savings to payers may exceed the cost of the drug. Then, payers’ desires to save costs and/or improve profits should exert demand on hospitals and doctors to provide the Company’s drug candidate for Severe Coronary Heart Disease and procedure. Accordingly, the Company intends to market its product by creating advocates, approvers, and adopters from payers, patients, hospitals and doctors thus driving demand.

Specifically, the Company will (1) market economics and patient care to payers to secure approval for reimbursement agreements, (2) market to leading cardiac hospitals, the economics and patient care in an effort to have the product advocated and adopted as “Standard of Care.” This status will aid in marketing to other cardiac hospitals, (3) market patient care and economics to the doctors to secure adoption, and (4) market the benefits of well being to patients to encourage demand through advocates. The Company engaged consultants who have experience marketing to doctors, hospitals and patients. The Company has also attended professional conferences across the country, marketing to doctors from across the world and has consultants working on economic models for marketing to payers.

Sales and distribution will be developed concurrently with the Company’s primary marketing efforts. The Company will require a sales staff to cover the major cardiac centers, hospitals and medical groups. The Company may develop these sales capabilities itself or work with other drug distribution companies. If the Company’s treatment is advocated and adopted by cardiologists, cardiovascular surgeons and the hospital administration; then the workload for its sales and marketing team should be greatly reduced.

Manufacturing

Phage Biotechnology Corporation, an affiliated company (“Phage”), presently manufactures the Company’s pharmaceutical products in its new laboratory production facility in San Diego, California, and is currently the Company’s sole source of supply. Phage has developed a proprietary manufacturing process to produce protein pharmaceutical products. To date, Phage has manufactured all the clinical doses required for the Company ongoing, and soon to commence, Phase I clinical trials and has the manufacturing capacity to provide product for the Phase II and III trials as well. Additionally, the Company is investigating other outsourced contract manufacturers as a backup to Phage should there ever be any interruption in supply or capacity issues. Phage has been certified by the State of California to manufacture biological drugs for clinical and commercial uses, which ensures that the Company is receiving GMP (Good Manufacturing Practices) quality drugs for all its clinical studies.

In addition to its California State License, Phage would also have to obtain a license from the FDA in order for it to begin manufacturing commercial quantities of the Company’s drug candidates for sale. The FDA inspection does not occur until after a successful Phase III trial has been completed; and there can be no assurance that Phage’s current or future facilities would be so certified by the FDA. The fact that Phage’s manufacturing facility passed a rigorous 4-day inspection by California State authorities indicates that Phage understands and is in compliance with current acceptable good manufacturing practices. As part of the ongoing clinical trials, the FDA reviewed documentation of Phage’s manufacturing process and quality control systems and the clinical trial was authorized to commence.

For details about the Company’s contract with Phage to develop and manufacture its drug candidates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments, and. Certain Relationships and Related Transactions and Business — Patents and Proprietary Technology.”

Collaboration

The Company continues to be open to and to evaluate the economic benefits of collaborations on research and development activities for individual or groups of potential new drug candidates in its product pipeline. In this regard, the Company currently is exploring obtaining commercial rights to FGF-1 mutants that may have enhanced stability or potency as a therapeutic agent.

Training

The procedure to administer the Company’s drug candidate for Severe Coronary Heart Disease is a relatively simple procedure for an interventional cardiologist. The procedure to administer the drug candidate to PAD patients is a relatively simple procedure for a vascular surgeon. Based on discussions with cardiologists participating in the current clinical trial, no additional training for cardiologists who will administer the drug in the future will be needed. It should be noted that for the heart disease trial, all of the sites that will participate would have had previous experience and training with the MyoStar® injection catheter system. The procedure for administering the drug candidate for Wound Healing is also a relatively simple procedure for healthcare providers of applying a salve to the wound. The Company believes that no additional training for administering the drug in the future will be needed.

Competition

Currently, the Company is not aware of anyone injecting a fibroblast growth factor protein into the wall of the heart to stimulate the growth of new blood vessels in Severe Coronary Heart Disease. The Company is aware of one Phase III angiogenesis trial being conducted by Cardium Therapeutics, which is testing an adenovirus vector containing FGF-4 and injecting the viral gene therapy into the coronary arteries of female no-option heart patients. It should be noted that this drug candidate failed in a previous, broader Phase II trial in which both woman and men were enrolled. The sponsor of that trial, Schering Corp., abandoned the further development of this drug. In a second clinical trial, Mytogen, Inc. acquired from GenVec, Inc. the rights to a gene therapy agent known as “Bio-bypass” and is currently conducting a Phase II trial in 126 patients in Europe. Results from this trial have not yet been announced. The Company is also aware of several commercial firms active in regenerating blood flow to the heart using cell therapy. The Company believes cell therapy clinical trials involve more patient risk and to date, no cell therapy has been approved by the FDA.

In the area of PAD, the Company is aware of two companies, Sanofi-Aventis and Genzyme that have clinical programs aimed at growing new blood vessels in the legs of diabetics and are using a gene-therapy approach. No gene therapy has yet been approved by the FDA for commercial sale, and previous angiogenesis trials with gene therapies have not, in general, achieve statistically significant improvements in various clinical endpoints that were tested in these trials.

In the area of wound healing, Genentech, Inc. is performing a Phase II trial in diabetic wound healing, evaluating the protein growth factor vascular endothelial cell growth factor (“VEGF”). In addition, Johnson & Johnson has a marketed growth factor product with the name Regranex. See also “Risk Factors — Risks Related to the Company — Competition and technological change may make the Company’s products and technology less attractive or obsolete.”

Patents and Proprietary Technology

The Company entered into a joint patent agreement with Phage as of February 28, 2007 (the “Joint Patent Agreement”). The Company plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. The Company and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), pursuant to which Phage granted the Company a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that the Company would have exclusive rights within a defined filed, while Phage would have exclusive rights outside that field. The Company and Phage superseded the Joint Ownership Agreement with the Joint Patent Agreement to specify those future patents and patent applications that are to be subject to joint ownership and to restate the licenses granted in the Joint Ownership Agreement. The Company and Phage acknowledge that the jointly owned and cross-licensed rights are key to the parties’ respective plans for development and commercialization and further clarified the parties’ respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, the Company agreed to pay a 6% royalty on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in the Joint Patent Agreement end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Joint Patent Application.

The Company entered into this joint ownership arrangement in order to protect itself from any issues arising from research that may be conducted by Phage on the Company’s behalf that could have possible adverse affects on patentability of findings from this research. Under U.S. patent law, common ownership of patents and patent applications covering related developing technologies provides potential advantages related to patentability of inventions. For example, subject matter developed by Phage that qualifies as prior art only under certain provisions of the Patent Laws would not render obvious (un-patentable) a claimed invention of the Company, where the Phage-developed subject matter and the Company claimed invention were commonly owned.

In addition, at the Company’s election, it will purchase the bulk product from Phage for a price equal to 4% of the net sales price of the drug product, use another contract manufacturer or manufacture its products itself. It is the Company’s expectation that it will acquire its drug products from Phage; however, the Company is able to use another contract manufacturer or manufacture its products itself. The agreement with Phage has no termination provision and expires on the last to expire of the applicable patent rights involved, currently August 15, 2021, but the agreement will automatically be extended for a period equal to the expiration date of any newly filed patent applications. During the term of the agreement, Phage and the Company are jointly responsible for filing and maintaining all patents and applications that involve FGF-1141, including splitting related costs. Under this arrangement, the Company has an undivided half interest in four issued U.S. patents, one U.S. patent application that is pending, and all foreign patent applications related to the U.S. patents and applications.

The Company has no joint ownership agreements with any entity that is conducting research on its behalf other than the joint ownership agreement with Phage; however, the Company might consider engaging in such an arrangement again to protect intellectual property in which the Company acquires or develops an interest.

The Company requires its employees to execute confidentiality agreements in connection with their employment. The Company also requires its employees, consultants and advisors who it expects to work on its products, to agree to disclose and assign to the Company all intellectual property beneficial to the Company or conceived using its property that relates to the Company’s business. Phage follows similar policies. Despite any measures taken to protect its intellectual property, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Finally, the Company’s competitors may independently develop similar technologies. Due to the importance of the patent portfolio to the Company’s business, the Company may lose market share to its competitors if the Company fails to protect its intellectual property rights, which may entail great expense.

The biopharmaceutical industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into the Company’s market increases, the possibility of a patent infringement claim against the Company grows. While the Company makes an effort to ensure that its products do not infringe other parties’ patents and proprietary rights, its products and methods may be covered by United States patents held by the Company’s competitors. In addition, the Company’s competitors may assert that future products it may market infringe on their patents.

On March 20, 2006, the Company granted a security interest in its patents, patent applications, trade marks and trade mark applications to Promethean Asset Management LLC (“Promethean”), acting on behalf of HFTP Investment LLC, Gaia Offshore Master Fund, Ltd., Caerus Fund, Ltd., and Leonardo, L.P. in connection with the purchase of senior secured notes in an original aggregate principal amount of $20,000,000.

Allowance of New Patent — Injection of FGF-1141

The U.S. Patent and Trademark Office allowed the Company’s patent application entitled “Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis” for the injection of Acidic Fibroblast Growth Factor (FGF-1) into the human heart. This patent describes the technology to produce human FGF-1, its delivery via direct injection into the heart muscle, and the therapeutic utility of this protein in the heart as an agent to stimulate new blood vessel growth, a process called angiogenesis.

Patents

Below are tables of U.S. and international patents and patent applications that have been filed or issued, and which are the subject of a joint ownership agreement with Phage. The intellectual property included in the tables below are important to the Company’s business as it may improve its competitive advantage.

U.S. Patents

Holder	Patent	Patent Number	Issue Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,268,178	July 31, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,794,162	September 21, 2004
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,773,899	August 10, 2004
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	6,642,026	November 4, 2003
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	7,252,818	August 7, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Kluyveromyces Strains Metabolizing Cellulosic and Hemicellulosis Materials	7,344,876	March 18, 2008

Foreign Patents

Holder	Country	Patent	Patent Number	Issue Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Australia	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2001284914	May 26, 2006
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Australia	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2001288256	July 13, 2006
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Austria	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Austria	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	E358135	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Belgium	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

Holder	Country	Patent	Patent Number	Issue Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Belgium	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Switzerland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Germany	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Germany	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	60127561.6	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	France	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	France	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	United Kingdom	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	United Kingdom	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Ireland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Ireland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Italy	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Korea	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	10-0761486	September 18, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Liechtenstein	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005

Holder	Country	Patent	Patent Number	Issue Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Netherlands	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Spain	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Switzerland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007

U.S. Patent Applications

Holder	Patent	Application Number	Application Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	10/649,480	August 27, 2003
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	11/835,350	August 7, 2007

Foreign Patent Applications

Holder	Territory	Patent	Application Number	Application Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2000-620108	May 24, 2000
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Canada	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2419203	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2002-519596	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Canada	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2419338	August 15, 2001

Holder	Territory	Patent	Application Number	Application Date
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Europe	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	01967977.8	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Japan	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2002-519599	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	Korea	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	10-2003-7002239	August 15, 2001
CardioVascular BioTherapeutics, Inc./ Phage Biotechnology Corporation	International	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	PCTUS05/046791	February 15, 2005

Trademarks

Below is a table of U.S. and international trademarks for which applications have been filed or issued. The intellectual property included in the table is important to Cardio’s business as it may improve the Company’s competitive advantage.

Trademarks of CardioVascular BioTherapeutics, Inc.

Mark	Country	Class(Es)/Goods	App. No./ App. Date	Reg No./ Reg Date	Status
CARDIO VASCU-GROW	U.S.	5:Pharmaceutical compositions for use in revascularization of the heart	78/163,385 9-12-02	78163385 10-9-2007	Registered
CARDIO VASCU-GROW	Australia	5:Pharmaceutical, veterinary and sanitary preparations including pharmaceutical compositions for use in revascularization of the heart	102091 9-16-04	1020901 5-18-05	Registered
CARDIO VASCU-GROW	Canada	5:Pharmaceutical compositions for use in revascularization of the heart	1231007 9-16-04		Pending Published
CARDIO VASCU-GROW	European Community	5:Pharmaceutical compositions for use in revascularization of the heart	1021658 12-21-98	1021658 3-17-00	Registered
CARDIO VASCU-GROW	Japan	5:Pharmaceutical compositions for use in revascularization of the heart	110528 12-24-98	4414864 9-8-00	Registered
CARDIO VASCU-GROW	Liechtenstein	5:Pharmaceutical compositions for use in revascularization of the heart	13362 9-22-04	136362 12-6-04	Registered
CARDIO VASCU-GROW	Mexico	5:Pharmaceutical and veterinary preparations; sanitary preparations for medical purposes; dietetic substances adapted for medical use, food for babies; plasters, materials for dressing; materials for stopping teeth, dental wax, disinfectants; preparations for destroying vermin; fungicides, herbicides	0678039 9-22-04	865969 1-27-05	Registered

Mark	Country	Class(Es)/Goods	App. No./ App. Date	Reg No./ Reg Date	Status
CARDIO VASCU-GROW	Monaco	5:Pharmaceutical compositions for use in revascularization of the heart	24747 9-22-04	0424307 11-30-04	Registered
CARDIO VASCU-GROW	New Zealand	5:Pharmaceutical compositions for use in revascularization of the heart	718571 9-16-04	718571 3-17-05	Registered
CARDIO VASCU-GROW	Switzerland	5:Pharmaceutical compositions for use in revascularization of the heart	56235/2004 9-16-04	527625 11-11-04	Registered
DR. STEGMANN CARDIO-REVASCULARIZATION	European Community	42: Medical services; medical clinics	1021591 12/21/98	1021591 3-17-00	Registered
JAYKITTAY	United States	5:Pharmaceutical preparations, namely, would healing creams, wound healing salves, and would healing ointments; pharmaceutical preparations for wounds	78913532 6-12-002		Pending
VASCU-FLOW	European Community	5:Pharmaceutical compositions for use in revascularization of the heart	1023340 12-21-98	1023340 3-17-00	Registered
VASCU-GROW	European Community	5:Pharmaceutical compositions for use in growing new blood vessels	1021724 12-21-98	102172 4 3-17-00	Registered
VASCU-GROW	Japan	5:Pharmaceutical compositions for use in growing new blood vessels	110527/1998 12-24-98	4414863 9-8-00	Registered

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of products such as the Company’s and in the Company’s ongoing research and product development activities. As noted above, the Company’s drug candidates will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

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

Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA in the form of a new drug application (NDA) or a biologics licensing application (BLA) for approval to commence commercial sales. Currently, all current and planned drug candidates containing FGF-1are designated as biologics and will be required to file a BLA, which has, as one of its approval components, an FDA inspection of the manufacturing facility producing the biologic. Following review of the clinical data and the facility inspection, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

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

Approvals Outside the United States

The Company will have to complete an approval process similar to that, in the United States, in virtually every foreign target market for its products in order to commercialize the product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. The Company faces the risk that the resulting prices would be insufficient to generate an acceptable return.

10 Year Market Protection for Innovative Biologics in the EU

Innovative medicinal products that have been authorized in the European Union in accordance with the Community Code on Medicinal Products (Directive 2001/83/EC as amended by Directive 2004/27/EC) benefit from a period of 10 years’ market protection. The 10-year market protection period means that generic products or biosimilar products authorized according to the centralized procedure cannot be placed on the market until 10 years have elapsed from the initial marketing authorization of the innovative reference product. This may be extended by one year, for a total of 11 years, if, during the first eight years following authorization, the marketing authorization holder is granted an authorization for one or more new therapeutic indications for the medicinal product which are considered to bring a significant clinical benefit in comparison with existing therapies. Where appropriate, the Company intends to take advantage of this opportunity.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication except in very limited circumstances, for seven years. Where appropriate, the Company intends to avail ourselves of this opportunity.

Employees and Other Personnel

As of February 29, 2008, the Company had a total of twenty-four (24) employees, twenty-two (22) of whom were full-time. Four of the twenty-two full-time employees are in research and development and eighteen are in operations and administration. The Company had a total of twelve independent contractors or subcontractor personnel through a technical support agreement with a related party in clinical research and development and seven contractors in operation and administration. None of the Company’s employees are represented by a labor union and the Company believes it has good employee relations.

Item 1A. Risk Factors

Risks Related to the Company

The Company has a History of Losses and Expects to Incur Substantial Losses and Negative Operating Cash Flows for the Foreseeable Future, and the Company May Never Achieve or Maintain Profitability.

Since the Company’s inception, it incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of approximately $70.7 million as of December 31, 2007. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

•	seeks regulatory approvals for its new drug candidates.
•	develop, formulate, manufacture and commercialize its new drug candidates.
•	implement additional internal systems and infrastructure.
•	hire additional clinical, scientific, administrative, sales and marketing personnel.

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

At December 31, 2007, the Company has approximately $310,000 in cash and cash equivalents; and $60,000 in restricted cash. For the year ended December 31, 2007, the Company issued unsecured demand notes to investors in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash; and another $160,000 of unsecured demand notes to principal officers. Along with the notes sold to investors, the Company also sold 1,400,000 warrants with an exercise price of $1.00 for a term of five (5) years. The Company incurred $42,000 in commission expense in connection with the sale of these demand notes.

On March 18, 2008, the Company began a Private Placement of debt in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of April 1, 2008, the Company has received gross proceeds of $200,000.

On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. Subsequent to December 31, 2007, the Company received an additional gross proceeds in the amount of $725,000 and $682,500 net proceeds. The agreement with the placing agent, as amended, terminated on January 31, 2008.

On March 20, 2006, the Company completed the sale of $20,000,000 of senior secured notes and related detached warrants for net proceeds of $18,447,000. The Company believes that it would be necessary to raise additional funds to maintain the current level of activity. There can be no assurance that sufficient funds, required during the next year or thereafter, will be generated from operations or that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will not have a significant dilutive effect on the Company’s existing stockholders.

The Audit Opinion of the Company’s Independent Registered Public Accounting Firm May Adversely Affect the Stock Price and/or Ability to Raise Additional Capital.

The Company’s independent registered public accounting firm has expressed an opinion on the Company’s financial statements for the years ended December 31, 2006 and 2007 that contains an explanatory paragraph that expresses substantial doubt about the Company’s ability to continue as a going concern due to reoccurring negative cash flows from operations, significant debt and limited working capital.

If the company Continues to Incur Operating Losses for a Period Longer Than it Anticipates, the Company will be Unable to Advance Its Development Program and Complete the Clinical Trials.

Developing a new product and conducting clinical trials for multiple disease indications is expensive. The Company expects that it will fund its working capital requirements on research and development, selling, general and administrative expenses and capital expenditures with its current resources, the net proceeds of the financing the Company completed in March 2006. The Company may need to raise additional capital sooner, however, due to a number of factors, including:

•	an acceleration of the number, size or complexity of the clinical trials;
•	undertaking patient processing in clinical trials which are not currently considered;
•	slower than expected progress in developing the drug candidates;
•	higher than expected costs to obtain regulatory approvals;
•	higher than expected costs to develop or protect the Company’s intellectual property; and
•	higher than expected costs to develop the sales and marketing capability.

If a Triggering Event Should Occur that Would Require the Company to Pay Off the Convertible Notes, the Company May Need Additional Financing to Complete the Business Plan in a Timely Manner. Such Financing Might Not be Available, or if Available, the Terms Might not be Satisfactory.

On March 20, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issue of an aggregate of $20,000,000 principal amount of convertible notes with offering costs of $1,553,000 representing approximately 7.8% of the principal amount. In connection with the closing of the sale of the notes, the Company received net proceeds of $18,447,000. The convertible notes are presently convertible at the holder’s option into 1,666,666 shares of common stock. The common stock was based on a fixed conversion price of $12.00 per share. The conversion price of $12.00 per share was valid until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”) subject to anti-dilution and other customary adjustments. However, the notes are convertible at 94% of the average of the preceding five days' weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company’s assets secure the notes. The Company will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The Company may also incur cash damages if it fails to issue and deliver certificates of common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder's note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company’s securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event, the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder, (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default, and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share until the price re-set as of May 21, 2007 at $1.00 per share.

If the Company was unable to comply with the terms and conditions of the senior secured notes and warrants, the results could be a negative and significant impact on the Company’s liquidity, as well as a potential change of control of the Company.

In the Future, the Company May not be Able to Raise Additional Necessary Capital on Favorable Terms, if at All.

The Company does not know whether additional financing will be available when needed or on terms favorable to the Company or its stockholders. The Company may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent, the Company raises additional capital by issuing equity securities stockholders will experience dilution. If the Company raises funds through debt financings, the Company may become subject to restrictive covenants. The Company’s recent debt financing is secured by all of its assets. To the extent that the Company raises additional funds through collaboration and licensing arrangements, the Company may be required to relinquish some rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company.

FGF-1141 is Currently the Only Active Pharmaceutical Ingredient in All of The Company’s Drug Products. Because the Development of FGF-1141 is Subject to a Substantial Degree of Technological Uncertainty, the Company May not Succeed in Developing it.

Unlike many pharmaceutical companies that have a number of products in development and that utilize many technologies, the Company is dependent on its basic drug technology for the success of the Company. While the Company’s core technology has a number of potentially beneficial uses, if that core technology is not commercially viable, the Company currently does not have others to fall back on, and the business will fail.

The Company’s new drug candidates are still in research and development, and the Company does not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

•	be found ineffective or cause harmful side effects during pre-clinical studies or clinical trials;
•	fail to receive necessary regulatory approvals;
•	be precluded from commercialization by proprietary rights of third parties;
•	be difficult to manufacture on a large scale; or
•	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occurs, the Company may never successfully market products.

The Company May not Receive Regulatory Approvals for Its New Drug Candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company’s new drug candidates and in ongoing research and product development activities. The Company’s new drug candidates are still in research and development and the Company has not yet requested or received regulatory approval to commercialize any of them from the FDA or any other regulatory body. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. If the Company fails to obtain or encounter delays in obtaining or maintaining regulatory approvals, it could adversely affect the marketing of one or all of the Company’s new drug candidates, as well as its liquidity and capital resources.

In particular, human therapeutic products are subject to rigorous pre-clinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to these products and their marketing. Any delay in, or suspension of, the Company’s clinical trials will delay the filing of its applications with the FDA to market the drug in the United States and, ultimately, the Company’s ability to commercialize its new drug candidates and generate product revenues.

In connection with the Company’s clinical trials, it faces the risks that:

•	the Company or the FDA may suspend the trials;
•	the Company may discover that one or more of its drug candidates may cause harmful side effects;
•	the results may not replicate the results of earlier, smaller trials;
•	the results may not be statistically significant;
•	patient recruitment may be slower than the Company expected;
•	patients may drop out of the trials;
•	patients may die during the trials, even though treatment with the Company’s new drug candidates may not have caused those deaths; and
•	the Company may not be able to produce sufficient quantities of its drug candidates to complete the trials.

The Company May Encounter Delays or Difficulties in Its Clinical Trials, Which may Delay or Preclude Regulatory Approval of Its Drug Candidates.

In order to commercialize the Company’s new drug candidates for coronary heart disease treatment and as a wound healing agent, the Company must obtain regulatory approvals for that use. Satisfaction of regulatory requirements typically takes many years, is expensive and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain regulatory approvals the Company must complete, among other requirements, clinical trials demonstrating that each drug candidate is safe and effective for a particular disease treatment.

The Company has completed treatment of all patients in the Phase I clinical trials of its drug candidate CVBT-141A and the FDA has authorized a Phase II trial for this compound. The Company has also completed a Phase I study in diabetic wound healing, which began in the second half of 2006. Ongoing or future clinical trials may demonstrate that new drug candidates are neither safe nor effective.

The Company may encounter delays or rejections in the regulatory approval process because of additional government regulation (FDA or otherwise) during the period of product development, clinical trials and FDA regulatory review. Such delays or rejections may be caused by failure to comply with applicable penalties, recall or seizure of any approved products, total or partial suspension of production or injunction, as well as other regulatory action against the Company’s drug candidates or the Company.

Outside the United States, the Company’s ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities in the various foreign jurisdictions. These foreign regulatory approval processes each include all of the risks associated with FDA clearance described above.

Failure to Retain and Recruit Qualified Scientists will Delay the Company’s Development Efforts.

As of April 2008, the Company had four scientists on staff, including its lead scientists: Chief Operations Officer and Chief Scientific Officer, John W. Jacobs, Ph.D., Vice President of Research and Development, Kenneth A. Thomas, Ph.D., and Co-President and Chief Medical Officer, Thomas J. Stegmann, M.D., PhD. The loss of any of the Company’s lead scientists could impede the achievement of its development objectives.

Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company’s success. The Company may be unable to attract or retain qualified scientific personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists.

If Any of the Company’s Key Executives Discontinue Their Employment with the Company, Its Efforts to Develop the Business May be Delayed.

The Company is highly dependent on the principal members of its management team and the loss of its Chairman, Co-President and Chief Executive Officer, Daniel C. Montano, or of the Co-President and Chief Medical Officer, Thomas J. Stegmann, M.D., PhD or of the Chief Financial Officer, Mickael A. Flaa, or of the Chief Operating Officer, John W. Jacobs, could impede the achievement of the Company’s development efforts and objectives.

Prior Activities of the Company’s Chief Executive Officer, as Well as Certain Conflicts of Interest that he has, May Increase the Risks of an Investment in the Company.

Daniel C. Montano, the Company’s Chairman of the Board, Co-President, Chief Executive Officer and the owner of 20.55% of the voting control of the Company as of December 31, 2007, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

The clinical trials of the Company’s product under the regulations of the FDA have not been affected by Mr. Montano’s prior regulatory issues, and the Company does not expect them to be. However, to the extent, the Company seeks approval from other regulatory agencies in the future, Mr. Montano’s past activities may cause closer examination by such agencies, which could affect the outcome of the approval process or the timing and expense involved. In addition, the Company’s ability to establish other business relationships may be delayed or adversely affected.

In addition, as set forth in the following two risk factors, Mr. Montano has substantial potential conflicts of interest due to his position as Chairman of the Board, President, Chief Executive Officer and significant stockholder of Phage, the Company’s affiliate that manufactures all of its drug candidates for the Company.

There can be no assurance that Mr. Montano’s past history in the investment banking industry or his potential conflicts of interest will not have a negative effect on the Company or on his ability to serve the Company.

The Company’s Key Executives Devote Less Than all of Their Business Time to the Company.

The Company’s Chief Executive Officer and Co-President, Daniel C. Montano, along with Chief Financial Officer and Vice President, Mickael A. Flaa, and Chief Scientific Officer and Chief Operating Officer and Vice President, John W. Jacobs, devote a sufficient amount of their business time to discharge 100% of their duties, and also devote time to an affiliated company which does business with the Company and the balance of their time on other affairs. The Company does not have employment agreements with its executive officers or key employees. See the following Risk Factor about potential conflicts of interest.

The Company’s Relationship with Phage Biotechnology Corporation, and the Relationship of Its Key Executives to Phage, Creates Potential for Conflicts of Interest.

The Company has a number of relationships with Phage, an affiliated company, which may create conflicts of interest. Pursuant to a joint ownership and license agreement with Phage, subject to certain contractual commitments, the Company owns a one-half undivided interest in the U.S. and foreign patents and patent applications necessary to develop and commercialize the new drug candidates in which FGF-1141 is the active pharmaceutical ingredient (“API”). The Company has entered this agreement to protect its ability to obtain patent protection on processes developed in conjunction with Phage, which processes might be useful to Phage in other unrelated products. Pursuant to that agreement, the Company also has an exclusive license to develop and commercialize new drug candidates with FGF-1141 as the API. Phage provides technical development services to the Company and currently is the sole supplier of FGF-1141. In addition to FGF-1141, Phage is currently in the process of developing other drug products that are not expected to have any relation to the Company’s proposed product or business. Notwithstanding the foregoing, nothing in the agreements precludes Phage from participating in activities competitive with the Company.

Daniel C. Montano beneficially owns approximately 20.55% of the Company’s outstanding voting stock. Mr. Montano also owns 18.8% of the outstanding voting stock of Phage. He is the Chairman of the Board, President, and Chief Executive Officer of Phage as well as Co-President of the Company. In addition, the Company owns 4.3% of Phage’s outstanding common stock.

Additionally, certain Company officers and directors (including Daniel C. Montano, Mickael Flaa, Dr. John Jacobs, Grant Gordon, Joong Ki Baik and Thomas Ingram) beneficially own or hold voting control over an aggregate of 29.3% of Phage’s outstanding common stock. Daniel C. Montano and Grant Gordon are among certain signatories to a Phage Controlling Stockholders Agreement that provides for an agreement to vote together.

Mr. Montano devotes as much time as necessary to the Company’s affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

John W. (Jack) Jacobs is the Chief Operating Officer and Chief Scientific Officer and serves in the same positions with Phage. He joined the Company’s board of directors upon the closing of its IPO. He devotes as much time as necessary to the Company’s affairs, and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Mickael A. Flaa is the Company’s Chief Financial Officer and serves the same role with Phage and CPI. He joined the board of directors upon the closing of the Company’s IPO. He devotes as much time as necessary to the Company’s affairs, devotes as much time as necessary to CPI’s affairs and devotes time as necessary to Phage’s affairs and the balance to other investment interests.

Such individuals owe a fiduciary duty of loyalty to the Company. They also owe similar fiduciary duties to Phage and CPI. However, due to their responsibilities to serve these companies, there is potential for conflicts of interest. At any particular time, the needs of Phage and/or CPI could cause one or more of these executive officers to devote such attention at the expense of devoting attention to the Company. In addition, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Such conflicts will be resolved by the Company’s Conflicts Resolution Committee, comprised of independent directors and directors having no affiliation with Phage or CPI. If this occurs, matters important to the Company could be delayed. The results of such delays are not susceptible to accurate predictions but could include, among other things, delay in the production of sufficient amounts of the Company’s drug candidates to complete its clinical trials on the Company’s preferred timetable or to meet potential commercial demands if the clinical trials are successful and the Company receives FDA approval to sell the drug in the U.S. Such delays potentially could increase the Company’s costs of development or reduce its ability to generate revenue. The Company’s officers will use every effort to avoid material conflicts of interest generated by their responsibilities to Phage and CPI, but no assurance can be given that material conflicts will not arise that could be detrimental to the Company’s operations and financial prospects.

The Company’s Chairman, Co-President and CEO is a Guarantor of its Obligation Under the Company’s Senior Secured Notes and Warrants and Private Placement of Notes and Warrants.

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect the first date on which the Company receives revenue from the sale of drugs in which FGF-1141 is the active pharmaceutical ingredient after the FDA approves such drugs, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of April 1, 2008, the Company has received gross proceeds of $200,000 for which Daniel C. Montano has guarantee repayment pursuant to the terms of the note.

Daniel C. Montano owes a fiduciary duty of loyalty to the Company. However, there is potential for conflicts of interest between Daniel C. Montano’s personal interests and the Company’s, whether Daniel C. Montano’s guaranties are called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to the Company’s operations and financial prospects.

The Company has no Marketing Experience, Sales Force or Distribution Capabilities. If the Company’s Products are Approved, and the Company is Unable to Recruit Key Personnel to Perform these Functions, the Company May not be Able to Commercialize them Successfully.

Although the Company does not currently have any marketable products, the Company’s ability to produce revenues ultimately depends on its ability to sell the products, if and when, they are approved by the FDA. The Company currently has no experience in marketing or selling pharmaceutical products and it does not have a sales staff or distribution capabilities. If the Company fails to establish successful marketing and sales capabilities or fails to enter into successful arrangements with third parties, its ability to generate revenues will suffer.

The Company Does Not Have Manufacturing Capability. The Company Relies on only one Supplier, which is an Affiliate for the Company’s Bulk Drug Product. Any Problems Experienced by Such Supplier could Negatively Affect the Company’s Operations.

The Company has entered into an agreement with its affiliate, Phage, to manufacture the Company’s drug candidates containing FGF-1141 and to supply it to the Company. The Company is currently exploring a back-up contract manufacturing source for its drug candidates, but to date have not concluded any supply contracts. The agreement with Phage expires August 15, 2021, unless the Company co-develops additional patents and then the agreement will expire on the date of the last patent to expire. Any significant problem that Phage or one of Phage’s supplier’s experiences could result in a delay or interruption in the supply of materials to the Company until that supplier cures the problem or until the Company locates an alternative supply. Any delay or interruption would likely lead to a delay or interruption in the production of the Company’s drug candidates and could negatively affect the operations. In addition, as part of the drug approval process, the FDA will inspect Phage prior to approval of the drug. If the Company obtains FDA approval for drug candidates in which FGF-1141 is the API, Phage will be required to use a facility that the FDA certifies as in compliance with good manufacturing practices, or GMP, in order to manufacture the drug for use in commercial quantities. Any delay in obtaining such approval could delay the distribution of the Company’s drug candidates and thus negatively affect its ability to generate revenues.

Governmental and Third Party Payers May Subject Any Products the Company Develops to Sales and Pharmaceutical Pricing Controls that Could Limit its Product Revenues and Delay Profitability.

The continuing efforts of government and third party payers to contain or reduce the costs of healthcare through various means may reduce the Company’s potential revenues. These payers’ efforts could decrease the price that the Company receives for any products it may develop and sell in the future. In addition, third-party insurance coverage may not be available to patients for any products the Company develops. If government and third party payers do not provide adequate coverage and reimbursement levels for the Company’s products, or if price controls are enacted, its ability to generate revenues will suffer.

Potential customers for the Company’s drug products are based in several countries. When, and if, the Company is able to commence sales of its drug products, results of operations could be significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures are anticipated to arise from transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. The Company expects to be exposed to currency exchange rate fluctuations because many of the revenues will be denominated in currencies other than the U.S. dollar. Exchange rate fluctuations may adversely affect the Company’s operating results and results of operations.

The Company expects to derive its revenues from operations in many jurisdictions. Accordingly, the Company will be exposed to all of the risks of international operations, including increased governmental regulation of the pharmaceutical industry in the markets where the Company plans to operate; exchange controls or other currency restrictions; and significant political instability. The occurrence of any of these events in the markets where the Company operates could jeopardize or limit its ability to transact business in those markets and could have a material adverse effect on the business, financial condition, results and prospects.

If Physicians and Patients do Not Accept Products for Which the Company Obtains Marketing Approval, the Company May Not Recover Its Investment.

If the FDA approves the Company’s products for marketing, their commercial success will depend upon the medical community and patients accepting its products as being safe and effective. A number of factors could affect the market acceptance of the Company’s products, including:

•	the timing and receipt of marketing approvals;
•	the safety and efficacy of the products;
•	the emergence of equivalent or superior products;
•	the cost-effectiveness of the products; and
•	effective marketing.

The Company’s profitability will depend on the market’s acceptance of its products at profitable prices, which may depend upon the agreement of third party payers to reimburse. If the medical community and patients do not ultimately accept any products developed by the Company as being safe and effective, as well as cost effective, The Company may not recover its investment, and the business may fail.

If the Company Fails to Adequately Protect Its Intellectual Property Rights, Its Competitors May be Able to Take Advantage of the Company’s Research and Development Efforts to Develop Competing Drugs.

Fibroblast growth factor 1, or FGF-1141, and derivatives are powerful stimulators of new blood vessel growth. The Company’s intellectual property rights cover certain methods of manufacturing and using these forms, but do not cover the primary structure of FGF-1141. Patent coverage over the structure of FGF-1141 has expired. There are other ways to manufacture FGF-1141 not covered by the Company’s patents. Consequently, the Company may not prevent others from manufacturing FGF-1141 by a different technology. Moreover, other uses of FGF-1141 are not covered by the Company’s existing patents.

The Company’s commercial success will depend in part on its success in obtaining patent protection for its key products or processes. The Company’s patent position, like that of other biotechnology and pharmaceutical companies, is highly uncertain. One uncertainty is that the United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims made under the Company’s patent applications.

The unpredictability of the biotechnological sciences, the PTO and patent offices in other jurisdictions have often required that patent claims reciting biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection. Further, technology that is disclosed in patent applications is ordinarily published before it is patented. As a result, if the Company is not able to get patent protection, the Company will not be able to protect that technology through trade secret protection. Thus, if the Company fails to obtain patents having sufficient claim scope or fails to adequately protect its trade secrets, the Company may not be able to exclude competitors from using its products or processes.

Even if the PTO grants patents with commercially valuable claim scope, the Company’s ability to exclude competitors will subsequently depend on its successful assertion of these patents against third party infringers and the Company’s successful defense of these patents against possible validity challenges. The Company’s competitors, many of which have substantial resources and have made significant investments in competing technologies, may make, use or sell the Company’s proprietary products or processes despite its intellectual property. Litigation may be necessary to enforce the Company’s issued patents or protect its trade secrets. The prosecution of intellectual property lawsuits is costly and time-consuming, and the outcome of such lawsuits is uncertain. This is particularly true for the Company’s patents, since the courts often consider these technologies to involve unpredictable sciences. An adverse determination in litigation could result in narrowing of the Company’s scope of protection or the loss of its intellectual property, thereby allowing competitors to design around or make use of the intellectual property and sell the Company’s products in some or all markets. Thus, if any of the Company’s patents are invalidated or narrowed in litigation, the Company may not be able to exclude its competitors from using its technologies.

Another risk regarding the Company’s ability to exclude competitors is that the Company’s issued patents or pending applications could be lost or narrowed if competitors, with overlapping technologies, provoke an interference proceeding (determination of “first to invent”) at the PTO. The defense and prosecution of interference proceedings are costly and time-consuming to pursue and their outcomes are uncertain. Similarly, a third party may challenge the validity of one or more of the Company’s issued patents by presenting evidence of prior publications to the PTO and requesting reexamination of such patent(s). Thus, even if the Company is able to obtain patents that cover commercially significant innovations, one or more of its patents may be lost or substantially narrowed by the PTO through an interference or reexamination proceeding. Consequently, the Company may not be able to exclude its competitors from using its technologies.

The Company has entered into a Joint Patent Agreement with Phage pertaining to the intellectual property centered on the manufacturing process for the Company’s drug candidates. Under that Agreement, both Phage and the Company own the patents to the intellectual property covered by it and cross-licensed to each other the rights to use those patents in certain fields. Included in the Agreement, with the advice of counsel and with the intent to safeguard intellectual property in the event of insolvency; and in the event that Phage filed for protection under U.S. bankruptcy laws or was forced into bankruptcy by creditors, the Company could be adversely affected. The risks associated with a Phage bankruptcy include:

(1)	Phage or its bankruptcy trustee could sell Phage’s or the Company’s ownership interests in the patents or Phage’s or the Company’s license to the patent rights to a third party, free and clear of the Company’s interests;
(2)	Phage or its bankruptcy trustee could assume and assign its ownership interests in the patents or license to the patent rights to a third party, over the Company’s objections; and
(3)	The bankruptcy court could find that Phage’s grant of a security interest to the Company was a preferential or fraudulent transfer, resulting in invalidation of the Company’s security interest.

Any of the foregoing risks would adversely affect the Company’s ownership in the patents and/or right to use the patent rights covered by the Agreement, and the business plan and revenue expectations with respect to manufacture of the Company’s drug candidates.

Third Party Patents, or Extensions of Third Party Patents Beyond Their Normal Expiration Dates, Could Prevent the Company from Making, Using or Selling Its Preferred Products and Processes, or Require the Company to take License(s), or Require the Company to Defend Against Claims of Patent Infringement.

The Company may have a limited opportunity to operate freely. The Company’s commercial success will depend in part on its freedom to make, use and sell certain of its preferred drug products and processes. If third party patents have claims that cover any of these products or processes, then the Company will not be free to operate as described in its business plan, without invalidating or obtaining license(s) to such patents. The Company may not be successful in identifying and invalidating prior claims of invention. Similarly, a license may be unavailable or prohibitively expensive. In either case, the Company may have to redesign its products or processes. Such redesign efforts may take significant time and money, and such redesign efforts may fail to yield scientifically, clinically or commercially feasible options. If the Company is unable to develop products or processes that lie outside the scope of the third party’s patent claims, and it continues to operate, then the Company may face claims of patent infringement, wherein the third party may seek to enjoin the Company from continuing to operate within its claim scope and seek monetary compensation for commercial damages resulting from the Company’s infringing activity.

The biotechnology and pharmaceutical industries have been characterized by extensive patent litigation, and companies have deployed intellectual property litigation to gain a competitive advantage.

The defense of patent infringement suits is costly and time-consuming and outcomes are uncertain. An adverse determination in litigation could subject the Company to significant liabilities, require the Company to obtain licenses from third parties, or restrict or prevent the Company from selling its products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to the Company on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of the Company’s products or processes, then the Company may lack freedom to operate in accordance with its business plan. Among such patents are various patents owned by third parties that cover the manufacture, sale and use of various forms of FGF-1141.

Though the Company’s patents, patent applications and intellectual property rights may give the Company a competitive advantage, such rights do not give the Company a monopoly over all types of FGF or ways to make it or use it. The Company is aware of others developing technologies to induce angiogenesis or wound healing. The Company is also aware of patents and applications of others relating to FGF. There are many companies within the biopharmaceutical industry filing patents and some companies pursue allegations of patent infringement. The Company is not aware of any patents or applications of others that the Company believes its activities fall within. No patents have been asserted against the Company but that does not exclude the possibility in the future, with the consequential uncertainty and cost. A finding of patent infringement and an order of a court restraining aspects of the Company’s activity could have a materially adverse impact on the Company.

The Company is not aware of activities of others that fall within the scope of its patents, however, if the Company were to become aware of such activities it might be necessary to expend the time and money pursuing patent litigation to stop it and preserve the Company’s competitive advantage. The Company is not aware of any reason why it’s granted patents should be found invalid but that does not preclude others challenging them with the risk that they are revoked.

The Company has an undivided half interest with Phage in the patents and patent applications and an exclusive license from Phage of the Company’s interest, pursuant to an agreement dated August 16, 2004, which was later amended and restated May 23, 2006, then superseded by a new agreement dated February 28, 2007. This position has not yet been recorded at all national patent offices. The Company is working with its international patent specialist to have national patent office registers updated to show the ownership and license arrangements and any other interests in the patents and applications that can be registered by the Company, or which it is obliged to register on behalf of others. While this will be implemented in a timely fashion, the time it takes to record changes varies from one national patent office to another and in some cases can take a number of months. Phage will assist the Company as required in updating the patent registers and Phage has warranted and undertaken that no agreements will be entered into by Phage with third parties without putting such third parties on express notice of the Company’s patent rights and interests and further, such third parties will be required by Phage to acknowledge in any agreement the Company’s patent rights and interests and be subject to them.

The Company May be Subject to Claims That the Company or Its Employees have Wrongfully Used or Disclosed Alleged Trade Secrets of Former Employers.

As is commonplace in the biotechnology industry, the Company employs now, and may hire in the future, individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although there are no claims currently pending against the Company, it may be subject to claims that the Company or certain employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and would be a significant distraction to management.

If Product Liability Lawsuits are Successfully Brought Against the COMPANY, the Company May Incur Substantial Damages and Demand for the Potential Products May be Eliminated or Reduced.

The testing and marketing of medical products is subject to an inherent risk of product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for the Company’s products or withdrawal of its products from the market even if previously approved;
•	injury to the Company’s reputation and significant media attention;
•	withdrawal of clinical trial volunteers;
•	costs of litigation; and
•	substantial monetary awards to plaintiffs.

The Company currently maintains product liability insurance specifically issued for the clinical trials in progress with coverage of $3,000,000. This coverage may not be sufficient to fully protect the Company against product liability claims. The Company intends to expand its product liability insurance coverage to include the sale of commercial products if the Company obtains marketing approval for any of its product candidates. The Company’s inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of the Company’s products and expose it to liability in excess of the Company’s coverage.

Competition and Technological Change May Make the Company’s Potential Product and Technology Less Attractive or Obsolete.

The Company competes with pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the diseases the Company’s new drug candidate’s target. All potential competitors that the Company knows about are working on gene therapies. For example, GenVec, Inc. is working on a gene therapy drug that has been introduced into the hearts of patients. Boston Scientific Corporation and Corautus Genetics, Inc. are working together to develop a gene therapy to treat coronary artery disease via a catheter. No efficacy results of either of these projects have been made public, however in March 2006, the FDA placed the clinical trial of Boston Scientific Corporation and Corautus Genetics, Inc. on hold due to reported serious adverse events and lack of efficacy. The Company also may face competition from companies that may develop internally or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent or limit the Company’s product commercialization efforts.

Some of the Company’s competitors have more resources than the Company has and are established companies with greater financial, scientific and marketing resources. Other companies may succeed in developing products earlier than the Company does, obtaining FDA approval for products more rapidly than the

Company does or developing products that are more effective than the Company’s product candidates. Research and development by others may render the Company’s technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy the Company develops.

The Company’s Common Stock has a Limited Trading History, and the Company Expects that the Price of Its Common Stock will Fluctuate Substantially.

The Company’s common stock started trading on the Over-the-Counter Bulletin Board (OTCBB) on March 10, 2005. Prior to then, there was no public market for shares of the Company’s common stock. An active public trading market may not develop or, if developed, may not be sustained. The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile and the market, from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. A number of factors may affect the market price of the Company’s common stock including, but not limited to the following:

•	Regulatory or payer reimbursement developments in the United States or other countries;
•	Product liability claims or other litigation;
•	The announcement of new products or product enhancements by the Company or its competitors;
•	Quarterly variations in the Company or its competitors’ results of operations;
•	Changes in earnings estimates or comments by securities analysts;
•	Developments in the Company’s industry;
•	The result of the Company’s clinical trials;
•	Developments in patent or other proprietary rights;
•	General market conditions;
•	Future sales of common stock by existing stockholders; and
•	Public concern as to the safety of the Company’s drugs.

If any of the risks described in this Risk Factors section occurs, it could cause the Company’s stock price to fall dramatically and may expose it to class action securities lawsuits, which, even if unsuccessful, would be costly to defend and a distraction to management.

The Company does not anticipate paying dividends for the foreseeable future. Accordingly, returns on a shareholder’s investment in the short to medium term will be limited to capital appreciation, if any, and the shareholder’s ability to realize any such returns may be limited by illiquidity in the trading market of the Company’s common stock. The Company’s results and financial condition are entirely dependent on its trading performance. The Company’s ability to pay dividends will depend on its operations. The Company may from time to time be subject to restrictions on its ability to make distributions, as a result of restrictive covenants contained within loan agreements, foreign exchange limitations and regulatory, fiscal and other restrictions. There can be no assurance that such restrictions will not have a material adverse effect on the Company’s results or financial condition.

Conversion Into Common Stock of the Senior Secured Notes and Warrants that the Company sold in 2006 has Also Caused Substantial Dilution.

The Company completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock on March 20, 2006. The notes were convertible into shares of the Company’s common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $1.00 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009. In connection with the notes, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to the price re-set. The term of the warrants is three years. The warrants may be exercised anytime up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set at $1.00 per share. The Company’s stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders. As of December 31, 2007 the senior secured notes had been converted to $16,336,109 of common stock per the following table:

Conversion of Senior Secured Notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock
3rd quarter – 2006	$295,723	107,716	$2.75	$7,573
4th quarter – 2006	1,601,791	879,503	1.82	25,455
Total – 2006	$1,897,514	987,219		$33,028
1st quarter – 2007	3,493,266	3,653,980	0.96	72,225
2nd quarter – 2007	3,250,441	3,415,227	0.95	32,409
3rd quarter – 2007(a)	3,703,497	4,954,215	0.75	222,578
4th quarter – 2007(b)	3,775,282	7,127,481	0.53	280,589
Total – 2007	$14,222,486	19,150,903		$607,811
Total – 2006 and 2007	$16,120,000	19,150,903		$640,839

(a)	The amount of $222,383 includes $164,556 interest paid for the second quarter in common stock of 194,972 during the third quarter.
(b)	The amount of $280,100 includes $239,247 interest paid for the third quarter in common stock of 497,710 during the fourth quarter.

Exercise of the Warrants that the Company is Issuing in Conjunction With Its Private Placement of Promissory Notes Could also Cause Substantial Dilution.

On March 18, 2008 the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The warrants are being issued at exercise prices ranging from $1.00 to $1.50 per share. Each warrant grants the right to purchase a total number of shares of Common Stock of the Company, such that the aggregate exercise price of the particular warrant equals 100% to 150% of the amount invested under the note issued to that particular investor. The warrants are immediately vested and may be exercised for three to five years. As of April 1, 2008, the Company has issued one immediately vested warrant to purchase 300,000 shares at an exercise price of $1.00 for five years. If the Private Placement reaches the full amount sought to be raised, it is possible the Company may issue warrants to purchase up to 22,500,000 shares of the Company’s Common Stock over the next five years. The Company’s stock price is subject to severe volatility. Accordingly, the exercise of the warrants could result in substantial dilution to the existing shareholders.

A Sale of a Substantial Number of Shares of the Company’s Common Stock May Cause the Price of Its Common Stock to Decline.

Sales of a substantial number of shares of the Company’s common stock in the public market could harm the market price of the Company’s common stock. As of December 31, 2007, directors and officers and five percent (5%) shareholders hold 83,264,547 shares of the Company’s common stock and may sell such shares at their discretion subject to certain volume limitations.

The Company’s Principal Stockholders have Significant Voting Power and May Take Actions that May not be in the Best Interests of the Company’s Other Stockholders.

The Company’s officers, directors and principal stockholders together control approximately 55.5% of the Company’s outstanding common stock as of December 31, 2007. These stockholders have signed an agreement to act together and will be able to control the Company’s management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock. This concentration of ownership may not be in the best interest of the Company’s other stockholders.

Anti-takeover Provisions in Delaware Law Could Discourage a Takeover and May Prevent or Frustrate any Attempt by Stockholders to Change the Direction or the Company’s Management.

The provisions of Section 203 of the Delaware General Corporate Law govern the Company, which may prohibit certain business combinations with stockholders owning 15% or more of its outstanding voting stock. These provisions of the Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of the Company and could delay or impede a merger, tender offer or proxy contest involving the Company. Any delay or prevention of a change of control transaction could cause the market price of the Company’s common stock to decline. Such provisions also make it difficult for stockholders to change the direction or management of the Company.

The Company has Broad Discretion in How it Uses the Net Proceeds from Public and Private Offerings of Its Securities and it May not Use These Proceeds Effectively.

Management has broad discretion as to the application of the net proceeds of the sale of its securities. The Company’s stockholders may not agree with the manner in which management chooses to allocate and spend the net proceeds. Moreover, management may use the net proceeds for corporate purposes that may not increase profitability or market value.

In Selling Convertible Notes During the Period 2001 to August 2004, the Company May Have Violated the Registration Requirements of the Securities Act of 1933 (“Securities Act”) Which, if it Occurred, Would give Note Holders a Right to Rescind their Purchases.

Commencing in 2001 and ending in August 2004, the Company sold three series of convertible notes, each bearing interest at a rate of 7%. The proceeds raised from the sale of all series of these notes have been used for operating costs and clinical trials. The notes were sold to investors who, with few exceptions, were not residents or citizens of the United States. The Company made these sales in reliance on the fact that the sales either occurred outside the United States and were thus not subject to the jurisdiction of the Securities Act or were made to accredited investors pursuant to an exemption from registration provided by the Securities Act. The Company’s counsel has advised the Company that the availability of those exemptions cannot be determined with legal certainty because the Company did not comply with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC. Thus, it is possible that the sale of some of the series of convertible notes may have violated the registration requirements of the Securities Act. As to most of those sales, a right of rescission may exist on which the statute of limitations has not run. For those note holders which elected to convert to common stock and which have not sold that stock, the Company may have a contingent liability arising from the original purchase of the convertible notes that such note holders converted. If the sales to note holders that have converted to common stock had to be rescinded, the Company’s total potential liability could be $3,617,000 plus interest. That liability would extend for up to six years after the date of the sale of the applicable convertible note that was converted to common stock. The notes were converted at either $2.00 per share or $4.00 per share. Accordingly, the market price of the Company’s common stock will likely have to remain below one of those conversion rates before a former note holder has a significant economic reason to pursue any potential rescission rights.

The Company Increased Costs as a Result of Being a Public Company.

As a public company, the Company incurred significant legal, accounting and other expenses that the Company did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules the SEC subsequently implemented, have required changes in corporate governance practices of public companies. The Company expects these new rules and regulations to continue to increase the Company’s legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, the Company has added independent directors, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, the Company is incurring additional costs associated with its public company reporting requirements. The Company also expects these new rules and regulations to make it more difficult and more expensive for the Company to continue to obtain director and officer liability insurance, and the Company may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve on the board of directors or as executive officers. The Company cannot predict or estimate the amount of additional costs it may incur or the timing of such costs.

If the Company’s Common Stock Remains Subject to the SEC’s Penny Stock Rules, the Stockholders May Find it Difficult to Sell Their Stock.

The trading price of the Company’s common stock is below $5.00 per share, so the Company’s common stock is presently subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and the broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could; therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if the common stock remains subject to the penny stock rules, the Company’s stockholders may find it difficult to sell their shares.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments.

Item 2. Properties

In March 2006, the Company moved its headquarters and administrative offices to Las Vegas, Nevada. This facility is adequate for anticipated future needs. The Company’s office space in Las Vegas comprises 7,190 square feet and for the period of sixty months with a monthly base rent of $16,897. In addition the Company has expanded space of 3,911 square feet for the period of fifty four months with a monthly rent of $9,191. The Company also had a facility in San Diego with a lab and office space. This space comprised 6,768 square feet and was equipped with wet labs, chemical hoods, and a fully functional vivarium, in which animal efficacy experiments could be performed. The lease was for eighty-one months and the monthly rent was $15,228 per month. The Company concluded that it would be more cost effective to continue outsourcing certain research and development activities than to increase its business activities in the San Diego Laboratory facility. Accordingly, on March 14, 2008 the Company terminated its lease of the facility in San Diego in exchange for the amount of the security deposit of $57,805. There is no future liability after this date.

Item 3. Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of the business. The Company currently is not a party to any existing or threatening litigation or claim that could be material to its business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock is listed on the OTC Bulletin Board (symbol: CVBT.OB). The Company’s common stock started trading on the OTCBB in March 2005. The following table sets forth, for the periods indicated in dollars per share, the high and low bid prices of the common stock as reported on the OTC Bulletin Board for each quarter during 2006 and 2007.

	2006		2007
	High	Low	High	Low
First quarter	$9.00	$4.26	$1.49	$0.85
Second quarter	$8.02	$4.10	$1.91	$0.72
Third quarter	$4.45	$2.62	$1.18	$0.45
Fourth quarter	$2.79	$1.10	$1.08	$0.45

Approximate Number of Equity Security Holders

The Company has one class of common stock outstanding as of December 31, 2007; Common Stock with a par value of $0.001.

The Company has approximately 4,000 shareholders.

Dividend Policy

Since the Company’s incorporation, the Company has never declared or paid any cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, on March 20, 2006, the Company completed the Private Placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. Pursuant to the terms of this transaction, from March 20, 2006 until the first date on which there are no notes outstanding, the Company has certain restrictions on the payment of dividends or distributions, whether in cash, stock, equity securities or property.

Proceeds from the Sale of Registered Securities

The Company has broad discretion in how it uses the net proceeds from its initial public offering, its sale of senior secured debt and its more recent sale of common stock in a private placement pursuant to the exemption provided under Regulation S of the Securities Act of 1933 (“Reg S Offering”), and it may not use these proceeds effectively.

The Company’s Registration Statement on Form S-1, File No. 333-119199, with the SEC was declared effective on February 11, 2005 (the “Registration Statement”). The Company commenced the offering of common stock pursuant to the Registration Statement on February 11, 2005 (Initial Public Offering (“IPO”). The managing underwriter for the Company’s IPO was First Dunbar Securities Corporation. The net proceeds from the sale of 1,500,000 and 225,000 shares of Common Stock from the Company’s IPO and over-allotment was approximately $15,693,125. This amount takes into account the Company’s initial public offering price of $10 per share, and after deducting the underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by the Company of $655,500.

Use of Proceeds from IPO:

As of December 31, 2007
(In Thousands)
Pre-clinical and clinical trials	$5,460
General and administrative activities	10,141
Interest on senior secured notes	92
Total	$15,693

Use of Proceeds from Private Placement:

As of December 31, 2007
(In Thousands)
Pre-clinical and clinical trials	$4,739
General and administrative activities	11,651
Interest on senior secured notes	2,207
Total	$18,597

Use of Proceeds from Reg. S Private Placement:

As of December 31, 2007
(In Thousands)
Pre-clinical and clinical trials	$1,113
General and administrative activities	2,008
Interest on senior secured notes	192
Total	$3,313

Recent Sale of Unregistered Securities

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The Private Placement is being conducted pursuant to a subscription agreement with certain Accredited Investors, as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Assisting with the Private Placement is GHL Financial Services Ltd., a related party, acting as the lead placing agent for a commission of up to 10% of the gross proceeds placed. In the subscription agreement and related documents the Company is gathering the necessary information and certifications from the investors to demonstrate they meet the criteria for Accredited Investors. The notes are unsecured, are accompanied by the personal guarantee of Daniel C. Montano, the Company’s Chairman, Co-President and CEO and serve as consideration for the issuance of warrants issued in conjunction with the notes. The warrants are being issued at exercise prices ranging from $1.00 to $1.50 per share. Each warrant grants the right to purchase a total number of shares of Common Stock of the Company such that the aggregate exercise price of the particular warrant equals 100% to 150% of the amount invested under the note issued to that particular investor. The warrants are immediately vested and may be exercised for three to five years. The warrants are being issued in reliance on the exemptions from registration afforded under section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated there under by the SEC. As of April 1, 2008, the Company has received gross proceeds of $200,000.

On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. The securities are issued in reliance on the exemption from registration afforded under Regulation S of the Securities Act of 1933 (“Regulation S”). In the subscription agreement and related documents, the Company has gathered the necessary information and certifications from the investors to demonstrate their characteristics and representation comply with the requirements of Regulation S. As of October 12, 2007, the Company issued 3,650,000 shares. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private

Placement. Theagreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. The Company has extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, the Company has received an additional gross proceeds of $725,000 and net proceeds in the amount of $682,500 subsequent to December 31, 2007.

On March 20, 2006, the Company completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of its common stock. The Company will incur certain penalties if the Company fails to file and obtain and maintain the effectiveness of a registration statement covering the securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. The notes were sold to four institutional investors pursuant to the exemptions from registration afforded under section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated there under by the SEC.

The Company may also incur cash damages if it fails to issue and deliver certificates of its common stock in a timely manner upon receipt of a notice from a note holder to convert all or a portion of the note holder’s note. The Company may also be required to redeem all or a portion of the principal amount of a note in the event a conversion fails. Under certain triggering events, the Company may be required to redeem all or a portion of the principal amount of a note in the sum of 120% of the principal plus applicable interest. Examples of triggering events are: (i) delisting of the Company’s securities; (ii) failure of a registration statement to be filed; (iii) failure of a registration statement to become effective; and (iv) other triggering events. Other terms and conditions that are material to the Company are: (i) after a triggering event the holder of a note has the option to require the Company to pay a redemption price at the option of a note holder; (ii) a redemption in the event of a change in control at the option of a note holder, (iii) certain events of default; and (iv) the acceleration of payment of a note upon the occurrence of an event of default.

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

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which the Company receives revenue from the sale of drugs, containing FGF-1141, after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty shall terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

Item 6. Selected Financial Data

The Company was incorporated in Delaware in March 1998 and commenced operations at that time. Since that time, the Company’s activities focused on raising capital and the development of its FGF-1141 in all of the Company’s current drug candidates. The following statements of operations data for the years ended December 31, 2005, 2006 and 2007 and balance sheet data as of December 31, 2006 and 2007 have been derived from the audited financial statements and the related notes, which are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2003, 2004, and 2005 have been derived from the Company’s audited financial statements and the related notes, which statements and notes are not included in this Form 10-K. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included elsewhere in this Form 10-K, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Prior period results are not necessarily indicative of future results.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in Thousands, Except per Share Data)
Statements of Operations Data:
Net sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Gross profit (loss)	—	—	—	—	—
Operating expenses:
Research and development	750	2,543	3,091	7,135	6,191
Sales, general and administrative	921	2,337	7,979	11,734	14,544
Total operating expenses	1,671	4,880	11,070	18,869	20,735
Loss from operations	(1,671)	(4,880)	(11,070)	(18,869)	(20,735)
Other and interest income (expense), net	(658)	(3,133)	(1,296)	13,298	(15,271)
Net loss	$(2,329)	$(8,013)	$(12,366)	$(5,571)	$(36,006)
Net loss per common share, basic and diluted	$(0.02)	$(0.07)	$(0.10)	$(0.04)	$(0.27)
Basic weighted-average shares used in computing net loss per common share (In thousands)	110,190	110,575	120,374	124,181	134,070
Diluted weighted-average shares used in computing net loss per common share (In thousands)	110,190	110,575	120,374	124,181	134,070

	As of December 31,
	2003	2004	2005	2006	2007
	(Dollars in Thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$1,634	$4,616	$8,812	$8,675	$370
Working capital (deficit)	$1,231	$1,618	$8,963	$8,069	$(4,688)
Total assets	$4,918	$6,710	$9,489	$12,427	$1,845
Convertible promissory notes embedded derivatives and warrant derivatives net of current portion	$8,081	$8,616	$—	$11,635	$4,205
Total stockholders’ equity (deficit)	$(4,030)	$(5,383)	$(9,189)	$(2,890)	$(13,085)

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

1. Overview

We are a biopharmaceutical company focused on developing drugs to stimulate growth of new blood vessels for the treatment of cardiovascular diseases. The active pharmaceutical ingredient (“API”) in drug candidates is FGF-1141 (formerly Cardio Vascu-GrowTM) and it facilitates the growth of new blood vessels in the heart tissues and organs that have an impaired vascular system. This process is referred to as “angiogenesis” in the scientific community.

We were established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Thomas J. Stegmann, co-founder of the company, performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998, which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted the Company a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of his clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. To date we have made no royalty payments under this Agreement.

We have not generated revenues to date and expect to incur substantial and increasing losses for at least the next several years. We do not expect to generate revenues until the United States Food and Drug Administration (“FDA”) approves one of drug candidates, and we begin marketing it. We expect to continue to invest significant amounts on the development of drug candidates. We expect to incur significant commercialization costs when we recruit a domestic sales force. We also plan to continue to invest in research and development for additional applications of FGF-1141 and to develop new drug delivery technologies. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of expenditures have been for research and development activities and general and administrative expenses. We conduct research to identify and evaluate medical indications that may benefit from drug candidates and potential new drug candidates that can graduate from research to development. We classify research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, FDA-authorized trials and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. We outsource clinical trials and manufacturing and development activities to third parties to maximize efficiency and minimize internal overhead. Manufacturing is outsourced to an affiliated entity. We expense research and development costs as they are incurred.

These expenses are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these additional expenses could exceed estimated amounts, possibly materially. We are uncertain as to what we expect to incur in future research and development costs for pre-clinical activities as these amounts are subject to the outcome of current pre-clinical activities, Management is continuing its assessment of the economics of each individual research and development project and the internal competition for project funding.

General and administrative expenses have focused primarily on the activities of administrative support, marketing, intellectual property rights and corporate compliance. We anticipate that general and administrative expenses will increase as a result of the expected expansion of operations, facilities and other activities associated with the planned expansion of business, together with the additional costs associated with operating as a public company. We will incur sales and marketing expenses as we build sales force and marketing capabilities for drug candidates, subject to receiving required regulatory approvals. We expect these expenses to be material.

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

Stock Based Compensation.  We account for stock option grants to employees using the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Stock-Based Compensation” and FIN 44, Accounting for Certain Transactions Involving Stock Compensation. In March 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. Since we have has historically followed the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 148 has had no impact to our financial position or results of operations. However, our financial statement disclosures have been designed to conform to the new disclosure requirements that SFAS No. 148 prescribes.

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

Development Stage Enterprise.  We are a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to its formation, fundraising, and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2007 (unaudited), we have accumulated a deficit of approximately $70.7 million. There can be no assurance that we will have sufficient funds available to complete its research and development programs or be able to commercially manufacture or market any products in the future, that future revenue will be significant, or that any sales will be profitable. We expect operating losses to increase for at least the next several six months due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

3. Results of Operations

For the Years Ended December 31, 2006 and 2007

Our activities during the year ended December 31, 2007 consisted almost entirely of research and development and general corporate activities to support FDA clinical trials. Research and development expenses decreased 15.25% to approximately $6,191,000 from $7,135,000 for the years ended December 31, 2007 and 2006, respectively. Our clinical trials expenses decreased to 36.66% to approximately $2,332,000 from $3,187,000 for the years ended December 31, 2006 and 2007, respectively. The decrease in clinical trial costs are explained in the clinical trials updates below:

FDA Authorized Clinical Trials:

Drug Candidate	Indication
• CVBT-141H	Severe Coronary Heart Disease (“CHD”) – injection catheter delivery
• CVBT-141B	Dermal Ulcers (Wound Healing)
• CVBT-141C	Peripheral Arterial Disease (“PAD”)
• CVBT-141A	Severe Coronary Heart Disease (“CHD”) – surgical delivery

Proof of Concept Clinical Trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Stroke
• CVBT-141F	Bone Repair

Clinical Development

i) Severe Coronary Heart Disease — Drug Candidate CVBT 141-A — Surgical delivery: We completed the enrollment and treatment of all patients specified in Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers, which were managed by contract clinical research organization. A full report of this trial will be submitted to the FDA. The Company has completed collecting the final safety data on 12 month follow-up visits of patients who were treated in Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12-week follow-up visit of all patients who participated in this trial. Of note, the Data and Safety Monitoring Committee, an independent group of three external physicians, reviewed all safety data from trial and concluded that there were no serious, unexpected adverse events attributable to drug candidate in this Phase I trial, and recommended we proceed onto a Phase II clinical trial

Based on written comments received back from the U.S. FDA, a major change in the clinical Protocol for the Phase II clinical trial was recommended and now authorized by the FDA dealing with the manner in which the API, FGF-1, will be delivered to the heart by a catheter injection system described below.

ii) Severe Coronary Heart Disease — Drug Candidate CVBT 141-H — Injection catheter delivery: CVBT is now proceeding with its Phase II clinical trial in patients with severe coronary heart disease. In collaboration with Cordis Corporation, the drug candidate will be delivered to the heart using their proprietary catheter injection system, the MyoStar® injection catheter. Before and after treatment with the drug candidate, each patient's heart will be screened and ischemic regions of the heart identified utilizing Cordis Corporation's NOGA® electromagnetic mapping system, in addition to other techniques provided for in the protocol. A placebo group has been added as an additional control group to the Phase II study. This will significantly improve the statistical analysis of efficacy results we obtain from this trial.

The Phase II trial will be an international trial conducted in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen Kendle, an international clinical research organization to oversee and manage Phase II trial. Kendle will work closely with the Cordis Corporation to identify clinical trial sites that have prior experience with the MyoStar® and NOGA® catheter systems.

iii) Wound Healing — Drug Candidate CVBT-141B: On October 2, 2007, we announced the successful completion of Phase I trial with no serious adverse events. In this trial we tested wound healing drug candidate CVBT-141B in eight patients with diabetic foot ulcers or venous stasis leg wounds. The patients received either a low or high dose application of wound healing drug candidate and no adverse events were observed in any of the patients receiving the drug candidate. A Phase Ib/II clinical protocol to continue development of this drug candidate is now being finalized for submission to the FDA. In this trial, both safety and efficacy of the drug candidate will be tested.

Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in Phase I clinical trial. After completion of this Phase I trial, a Phase Ib/II Clinical Protocol has been drafted where the drug candidate, will be tested over a longer period to increase wound closure rates in a similar patient population.

iv) Peripheral Arterial Disease — Drug Candidate CVBT-141C: The FDA has authorized a Phase I clinical trial for the treatment of intermittent claudication associated with PAD.We are in the process of identifying clinical trial sites. Colorado Prevention Center will be the contracted clinical research organization that will manage this trial and they have identified six U.S. medical centers that will be contracted to perform this trial.

v) Lumbar Ischemia — Drug Candidate CVBT-141E: In 2007, four patients have been dosed in the low dose group with no adverse events reported. Due to extremely slow enrollment into this trial, the company has decided to halt this study and focus on the Disc Ischemia medical indication detailed below.

vi) Disc Ischemia — We have initiated a population study in all age groups to ascertain the degree that perfusion abnormalities of the lumbar vertebral bodies are associated with lumbar degenerative disc disease connected to low back pain and/or vertebral bone repair. We have contracted with the Orthopaedic Education and Research Institute (OrthoERI) of Southern California to perform a preliminary clinical study on approximately 50 volunteers. Dr. Vance Gardner, a noted orthopaedic spine surgeon and executive director of OrthoERI, has agreed to consult with CVBT regarding his scientific and market research. The study received institutional review board (IRB) approval and to date approximately 41 volunteers have entered this proof-of-concept clinical study. The technique employed uses a unique and proprietary, contrast enhanced, high field strength MRI scanning technique that identifies blocked blood vessels and/or perfusion abnormalities of the lumbar vertebral bodies. The goal for the study is the identification of abnormalities that can be improved with angiogenic treatment. These abnormalities may include; “diminished nutrition” etiology of degenerative disc disease or an ischemic mechanism of vertebral bone degeneration. To date, we are observing differences in the perfusion of vertebrae in younger volunteers as compared to those in the ages that are more associated with degenerative disc disease and bone degeneration. Once an adequate population study has been completed and diagnostic criteria developed, we will investigate the clinical use of drug candidate CVBT-141D, which contains FGF-1141, to improve a diagnosed ischemic state.

Pre-Clinical Development

i) Bone Repair: Data from a second animal model of bone growth indicated a robust effect of FGF-1 on the growth of new bone after a local injection to skull bones. The effect was significant and substantial. On July 17, 2007, CVBT announced that it has successfully completed work on a new medical indication for, FGF-1, in an animal model of bone growth. This research project, conducted in collaboration with Tufts University Medical School, will continue with future efforts to explore larger animals of bone growth that more closely resemble bone growth in humans.

ii) Stroke: We are continuing research with experimental animal models of both acute and chronic stroke, and we are examining the potential improvement in neurological deficits caused by stroke after treatment with FGF-1. On July 12, 2007, we announced the completion of a pre-clinical research program to assess the effects of the protein-based drug candidate, CVBT-141F, in reducing brain damage due to stroke. The results from three independent animal studies demonstrated that CVBT 141F significantly reduced the stroke-affected area in the brain.

	For the Year Ended December 31,
	2006	2007	$ Change	% Change
	(Dollars in Thousands)
Research and development(a)	$7,135	$6,191	$(944)	(13)%

(a)	Includes approximately $2,373,000 and $1,571,000 paid to Phage Biotechnology Corporation.

During the year ended December 31, 2007, general and administrative expenses increased approximately $2,810,000 or 24% in comparison to the same period in 2006. This increase includes:

$ Amount in Thousands
Other Compensation related to the issuance of stock options to non-executive employees	$2,621
Professional expenses incurred in the United Kingdom related to listing on the Alternative Investment Market of the London Stock Exchange; of which $501,000 was capitalized as deferred finance costs on the balance sheet at December 31, 2006	1,716
Professional expenses increase relating to the implementation and testing of internal controls in complying with Sarbanes Oxley requirements, the restatement of financial statements, and additional costs incurred domestically related to listing on the Alternative Investment Market of the London Stock Exchange	1,556
Increase in employee compensation and contract employees	610
Increase in contribution to the Regenerative Medicine Organization	181
Increase in depreciation expense	131
These increases were offset by the following reductions:
Marketing expense relating to corporate awareness programs.	(2,459)
Officer compensation, related to the issuance of warrants in April 2005	(623)
Travel expenses	(602)
Computer expenses reflecting the completion of setting up internal network in the prior year and reduction of ongoing new project initiatives	(359)
Net increase in all other expenses	38
Total increase in expenses	$2,810

	For the Year Ended December 31,
	2006	2007	$ Change	% Change
	(Dollars in Thousands)
General and administrative(b)	$11,734	$14,544	$2,810	24%

(b)	Includes $145,000 and $37,000 paid to Phage Biotechnology Corporation.

Interest income decreased from $695,000 to approximately $141,000 for the year ended December 31, 2006 and 2007, respectively; as the result of a lower level of cash and marketable securities available for investment as we spend more in research and development for its current clinical and pre-clinical trials.

	For the Year Ended December 31,
	2006	2007	$ Change	% Change
	(Dollars in Thousands)
Interest income	$695	$141	$(554)	(80)%

During the year period ended December 31, 2007, interest expense increased from approximately $5,961,000, December 31, 2006, compared to $8,201,000 the same period in 2007.

Components of Interest Expense:	2006	2007
Interest from Senior Notes	$2,816	$1,167
Cashless Interest from Senior Notes	—	204
Amortization of Deferred Financing Cost	403	1,006
Amortization of Derivatives	2,742	5,824
Total interest expense	$5,961	$8,201

	For the Year Ended December 31,
	2006	2007	$ Change	% Change
	(Dollars in Thousands)
Interest expense	$5,961	$8,201	$2,240	38%

Adjustment to fair value of derivatives decreased from approximately $8,174,000 to ($8,009,000) and adjustments to the fair value of derivatives- other decreased from $10,390,000 to ($798,000) for the year ended December 31, 2006 and 2007. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If stock price decreases sufficiently, we may show “Other Income”; conversely, if it increases we may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely, if it decreases, we may show “Other Income”. Since the issuance of the Convertible Notes on March 20, 2006 to the period, ended December 31, 2007 the Company’s stock price has decreased from $7.15 to $0.45 and was $0.88 at December 31, 2007. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model ranged from 44.56% to 84.04%. Since inception to December 31, 2007 the Company has shown $11,188,380 of adjustments to the fair value of derivatives as Other Income.

	For the Year Ended December 31,
	2006	2007
	(Dollars in Thousands)
Adjustment to fair value of derivatives	$8,174	$(8,009)
Adjustment to fair value of derivatives – other	10,390	(798)

Years Ended December 31, 2006 and 2005

Our activities during the year ended December 31, 2006 consisted almost entirely of research and development and general corporate activities to support FDA clinical trials. Research and development expenses increased 131% from approximately $3,091,000 to $7,135,000 for the years ended December 31, 2005 and 2006, respectively.

The increase of approximately $4,044,000 is part due to increased clinical costs of approximately $2,018,000 for the year ended December 31, 2006. The increase in clinical costs is due to the following clinical trials updates:

a) As of December 31, 2006, we have completed the enrollment and treatment of all patients specified in Phase I clinical trial protocol (coronary heart disease). A total of 21 patients were treated at six participating U.S. medical centers that were managed by contract clinical research organization. We are currently collecting the final safety data at 12 month follow-up visits on patients who were treated in Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12 week follow-up visit of all patients who participated in this trial. We have finalized the development of a clinical protocol for Phase II study, where we will test drug candidate in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen a new clinical research organization, Kendle, to oversee and manage international Phase II trial. Given the uncertainty of drug candidate progress due to the FDA’s control over the course and timing of clinical trials, we anticipate the injections into patients for Phase II and pivotal Phase III clinical trials to be completed in 2009.

b) We were authorized by the FDA to conduct clinical testing of wound healing drug candidate, CVBT-141B, with API, in patients with diabetic foot ulcers or venous stasis leg wounds. This Phase I study in which eight patients will receive either a low or high dose application of wound healing drug candidate has been initiated at two clinical sites located in the Pittsburgh, PA area. To date three patients have been dosed. Previously, we completed animal studies that demonstrated that CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in Phase I clinical trial.

c) A clinical protocol for a PAD Phase I study in diabetic patients has been prepared and was submitted to the FDA for their review in August 2006. We have received FDA authorization to initiate Phase I clinical trial in PAD patients suffering from intermittent claudication.

d) We performed animal toxicity studies to support the safety of lumbar ischemia drug candidate CVBT-141E for this proof of concept clinical trial. We have initiated a Phase I clinical trial in Russia and Serbia in 2006 to test whether lumbar ischemia drug candidate, CVBT-141E, can successfully treat chronic back pain. We have completed animal toxicity studies to support the safety of product for this proof of concept clinical trial. Clinical protocols were submitted to regulatory authorities in Russia and Serbia who have authorized the start of this clinical study in which 32 patients (four groups of 8 patients each) will receive 4 increasing doses of CVBT-141E. The patients will be followed for a decrease in back pain, as determined by standardized back pain questionnaires, as well as increased blood perfusion into their lower back muscles as assessed by magnetic resonance imaging (MRI). The first patient was treated in December 2006 and enrollment of all patients is expected to be completed in 2007. If the results of the proof of concept clinical trial in Russia and Serbia are positive, we plan to then file an IND application with the FDA to allow a Phase I human trial to begin in chronic back pain patients in the U.S.

e) The increase in research and development costs was also due to salaries and benefits of employees of approximately $1,225,000 and R&D operating expenses of approximately $422,000 as we continue to add resources to this function. As of December 31, 2006, we had four scientist employees, eight scientists under contract through a technical support agreement with a related party, and two other individuals involved in research and development activities under contract. Their tasks included overseeing pre-clinical testing, researching other medical uses of FGF-1141 and preparing and filing various regulatory documents with the FDA. In addition, these personnel are responsible for establishing that the quality of FGF-1141 used in the clinical trials meets the specifications required by the FDA.

	For the Year Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in Thousands)
Research and development(a)	$3,091	$7,135	$4,044	131%

(a) Includes approximately $578,000 and $2,373,000 paid to Phage Biotechnology Corporation.

During the year ended December 31, 2006, general and administrative expenses increased by approximately $3,755,000 or 47% in comparison to the same period in 2005.

This increase includes:

Officer compensation, related to the issuance of warrants in April 2005	$1,197
Marketing related to corporate awareness programs	1,192
Increase in employee compensation, contract employees and employee costs	586
Legal and professional expenses related to stepped up corporate activities and Sarbanes Oxley compliance	559
Computer expenses related to the building up of internal network; and redundancy and back-up capabilities	539
Investor relations	359
Increase in contribution to the Regenerative Medicine Organization, a non-profit educational organization	304
Travel expenses	242
D&O Insurance	181
Office rent relating to leasing office in Las Vegas, NV	119
These increases were offset by the following reduction:
Directors' expense related to the issuance of options to the directors in August 2005	(1,603)
Net increase in all other expenses	80
Total increase in expenses	$3,755

	For the Year Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in Thousands)
General and administrative(b)	$7,979	$11,734	$3,755	47%

(b)	Includes approximately $264,000 and $145,000 paid to Phage Biotechnology Corporation.

Interest income increased to approximately $695,000 from $298,000 for the years ended December 31, 2005 and 2006, respectively. This is a result of a higher level of cash and marketable securities available for investment from the sale of $20,000,000 of convertible senior secured notes in March 2006 and increased interest rates available on money market securities.

	For the Year Ended December 31,
	2005	2006	$ Change	% Change
	(Dollars in Thousands)
Interest Income	$298	$695	$397	133%

Interest expense increased 38% from $5,961,534 to $8,200,737 for the years ended December 31, 2006 and 2007, respectively. Interest expense for 2007 represents interest on senior secured convertible notes payable quarterly, and includes non-cash charges to interest expense for amortization of deferred financing costs of $1,005,542 and amortization of discount for the fair value of derivatives of $5,824,252 aggregating $6,829,794 of interest expense from amortization.

	For the Year Ended December 31,
	2006	2007	$ Change	% Change
	(Dollars in Thousands)
Interest Expense	$5,961	$8,201	$2,240	38%

Adjustments to fair value of derivatives increased in the period ended March 31, 2006 as we entered into a financing transaction that contained embedded derivatives in the notes and derivated features in the warrants. In addition, we recorded option and warrant derivatives for outstanding and vested non-employee warrants and options on the date of the financial transaction and revalued these same vested non-employee options and warrants at March 31, 2006. These derivative features are required to be re-valued at fair market value at each measurement date. The result of re-valuing these derivative features as of December 31, 2007 resulted in an expense to the statement of operations for $7,210,691.

The following table shows the change in the fair value of the derivatives that is included in the Statement of Operations as of December 31, 2007:

	Fair Value at December 31, 2006	Change in Fair Value	Additions, Deletions for New Issuances, Conversions, Exercises	Adjustments To PIC	Fair Value at December 31, 2007
	(Dollars in Thousands)
Convertible note embedded derivatives and warrant derivatives	$591	$8,009	$—	$(7,042)	$1,558
Warrant and option derivatives — non-employees	1,772	(798)	3,380	632	4,986
Change in fair value		7,211

4. Liquidity and Capital Resources

Sources of Liquidity

Since inception and through December 31, 2007, we have financed operations through the initial public offering of common stock, the private sale of capital stock and convertible notes and the private placement of senior secured convertible notes. Through December 31, 2007, we have received net proceeds of approximately $60,448,000 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes. The table below summarizes sales of equity securities and convertible notes through December 31, 2007.

Security	Net Proceeds
(Dollars in Thousands)
Pre USA IPO
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520
Common stock	3,904
Proceeds for issuance of pre-IPO convertible notes payable	14,892
Post USA IPO
Proceeds from the IPO, 1,725,000 shares of common stock sold at $1.00 per share net of the options exercised	15,548
Exercise of 1,117,582 stock option and warrants	444
Proceeds from private placement of senior secured convertible notes together with warrants to purchase 705,882 shares of Company's common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to price re-set from $12.00 to $1.00 per share(b)	20,000
Proceeds from private placement under Reg S(a)	3,474
Proceeds from the issuance of short term notes	1,660
Proceeds from the issuance of warrants at $0.001 par value	6
Total proceeds from financing through December 31, 2007	$60,448
Deferred financing cost	(5,065)
Net proceeds per statement of cash flow	$55,383

(a)	On May 21, 2007, we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of October 12, 2007, we issued 3,650,000 shares. We received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. Theagreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. We have extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, we have received an additional $725,000 subsequent to December 31, 2007.
(b)	On March 20, 2006, we completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of common stock, which was increased to 5,999,997 due to price re-set from $8.50 to $1.00. We will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses have been paid by us, such that we realized net proceeds in the amount of $18,447,000.

On March 20, 2006, Daniel C. Montano, Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the later of March 20, 2007 or the first date on which we received revenue from the sale of drugs containing FGF-1141 after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into common stock.

After obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.

5. Cash Flow

Years Ended December 31, 2006 and 2007

Cash consumed in operating activities decreased by 24% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease is due to completing the Phase I of CHD and Wound Healing clinical trials in 2007 and not starting the Phase II of these trials until 2008, as discussed in the result of operation.

Cash consumed in investing activities decreased by 106% due to the reduction in restricted cash of $112,000 and $777,000 less of capital expenditures resulting in total of $924,000 of reduced cash consumption in investing activities for the year ended December 31, 2007.

The reduction of $13,254,000 in cash flows indicates a reduction in net funds raised for the year ended December 31, 2007 compared to the year ended December 31, 2006.

	For the Year Ended December 31,
	2006	2007	$ Change	% Change
	(Dollars in Thousands)
Cash flow from operating activities	$(17,645)	$(13,337)	$(4,308)	24%
Cash flow from investing activities	(872)	52	(924)	106%
Cash flow from financing activities(a)	18,346	5,092	(13,254)	(72)%

(a)	On May 21, 2007, we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, we issued 3,650,000 shares. We received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. See (a) above for more detail.

6. Funding Requirements

We do not expect to generate significant additional funds unless and until we obtain marketing approval for and begins selling, one of its new drug candidates. The Company believes that the key factors that will affect its internal and external sources of cash are:

•	ability to successfully obtain marketing approval for and to commercially launch one of new drug candidates;
•	the success of other pre-clinical and clinical development programs;
•	the receptivity of the capital markets to financing by biotechnology companies; and
•	revenues, if any, from successful development and commercialization of potential products.

Based on historical as well as budgeted expenditures, we believe we will need to raise additional external funds in the future through the sale of additional equity or debt securities to continue to develop drug candidates at current rate of expenditure. The sale of additional equity securities will result in additional dilution to stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could harm the financial condition and operating results.

7. Contractual Obligations and Commercial Commitments

The following table summarizes long-term contractual obligations as of December 31, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In Thousands)
Long-term debt obligations(a)	$3,880	$—	$3,880	$—	$—
Operating lease obligations(b)	2,220	221	982	1,017	—
Total	$6,100	$221	$4,862	$1,017	$—

(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock (see Note 9). During the year ended December 31, 2006, note holders converted $1,897,514 of the convertible senior secured notes to 987,219 shares of common stock for an average share price of $1.84 (including 74,518 committed shares). During the year ended December 31, 2007, Convertible note holders elected to convert $14,222,486 of their notes receivable to 19,150,903 shares of common stock for an average price of $1.00. Should interest rates remain constant and the lenders do not convert any more debt into common stock, and if we choose to make payments in cash, we would have a liability of approximately $582,000.
(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building's tenants. We occupied this property in March 2006. We entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,080,625 including approximately $327,635 in base rent for the expanded space throughout the term of the lease. We entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time we will have the option of extending the lease by five years on the same terms and conditions of the lease. We have paid Nancy Ridge a fully refundable security deposit in the amount of $57,804 and further agreed to pay $15,228 per month for the term of the lease for the use of 6,768 square feet of general office and laboratory space.

On March 14, 2008 we terminated our lease of the facility in San Diego in exchange for the amount of the security deposit of $57,805. We have no future liability after this date. As of March 14, 2008 our future operating lease obligations are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations as of March 14, 2008	$998	$248	$691	$59	$—

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology Corporation	Technical Services Agreement	1-Mar-00	1-Mar-20
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-04	16-Aug-2103
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-00	15-Dec-99
4	Hesperion, Inc. (TouchStone, formerly Clinical CardioVascular Research, LLC)	Clinical development of investigational drugs and devices for cardiovascular indications	24-Oct-01	Ongoing
5	CVBT Founder	Royalty agreement	16-Aug-04	31-Dec-13
6	Catheter and Disposables Technologies, Inc.	Product development	1-Jun-04	11-Aug-07
7	bioRASI, LLC	CRO agreement	8-Aug-05	20-Aug-07
8	Phage Biotechnology Corporation	Lease Guarantee — San Diego	15-Mar-06	15-Aug-2103
9	Promethean	Convertible Notes	20-Mar-06	19-Mar-09
1)	We agreed to jointly own and license from one another the right to use certain patents including the patents related to FGF-1141. At the Company's election and as part of that agreement, we are obligated to either (i) pay to Phage ten percent of its net sales or drugs manufactured for us by Phage or (ii) pay to Phage a six percent royalty based on the drugs which Phage does not manufacture for us.
2)	CPI will act as distributor throughout the world for other than the United States, Canada, Europe, Japan, China and the Republic of Korea for both Phage and us. CPI is obligated to pay us an amount equal to 50% of CPI's gross revenue from sales of product less CPI's direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of products. In addition, KBDC agreed to pay us a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion is the Clinical Research Organization (CRO) for out Phase I CHD and Phase I Wound Healing.
5)	Royalty agreement with Dr. Stegmann will provide him with a one percent royalty on net revenue from the sale of drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will assist us to design, develop, and fabricate two different prototype catheter products that will allow the administration of drug candidates by catheter procedures. This contract is complete.

7)	The purpose of this agreement is to perform a proof of concept clinical trial in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS' bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. We closed this trial in 2007.
8)	This agreement was for a new manufacturing facility in San Diego, CA. The lease provided for Minimum Monthly Rent and Additional Rent for shared costs, which aggregate approximately $20,000 per month.
9)	We entered into a Securities Purchase Agreement with certain investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of assets secure the notes.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
10	Chief Executive Officer	Guarantee agreement	20-Mar-06	First date of generating revenue or repayment of notes.
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-06	First date of generating revenue or repayment of notes.
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-06	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-06	Upon completion of study
14	Investment Banking Firm	Investment banking	6-Jun-06	Ongoing
15	Public Accounting Firm	Professional Services	1-July-06	Ongoing
16	FirmInvest	Placement Agent	30-June-07	31-Jan-08
10)	Daniel C. Montano, Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all of obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which we receive revenue from the sale of drugs after such drug has been approved by the FDA, provided that on such date we are not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into common stock.
11)	After obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of obligations, we will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by us.
12)	Kendle (formerly Charles River Laboratories) will support us in Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements. The total direct and indirect costs are estimated to be $3,918,000.
13)	The Bruckner Group Incorporated has been assisting us in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000. As of December 31, 2007, two components have been completed.
14)	The purpose of this agreement is to act as advisor for listingon London Stock Exchange's Alternative Investment Market (“AIM”). We paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.
15)	A provider of accountancy and business services to audit and review financial reports for listing on London Stock Exchange's Alternative Investment Market, or AIM.
16)	CardioVascular BioTherapeutics, Inc. engaged FirmInvest to assist with conducting a private placement under Regulation S of the Securities Act of 1993.

	As of December 31,		For the Period from March 11, 1998 (Inception) to December 31, 2007
Service Fees Paid for Major Contractual Obligations:	2006	2007
	(Dollars in Thousands)
Hesperion (formerly TouchStone Research, Inc.)	$1,565	$447	$4,882
BioRASI	746	169	795
Kendle (formerly Charles River Laboratories)	934	638	1,565
Bruckner Group Incorporated	237	573	811
Investment Banker	195	101	296
Public Accounting Firm	168	372	540
Total	$3,845	$2,300	$8,889

8. Off-Balance Sheet Transactions

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

9. Recently Issued Accounting Pronouncements

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes Model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company has adopted SAB 110.

In December 2007, the FASB issued FASB Statement No 141(R) which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting — the acquisition method — to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. The company does not believe SFAS No 141 will have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No 160 which mends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the non-controlling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent. This Statement therefore improves the completeness, relevance, and transparency of the information provided in the consolidated financial statements. The company does not believe SFAS No 160 will have a significant impact on its financial position or results of operations

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has adopted FIN 48.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may have interest rate exposure to market risk with its cash and cash equivalents. Interest rates on the Company’s money market accounts ranged from 4.89% to 5.29% for the year ended December 31, 2007. The Company invested in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which the Company believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. The effective duration of the Company’s portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of the Company’s investments, the Company does not believe that it has any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At December 31, 2007, there was $3.88 million of floating rate debt outstanding which is subject to interest rate risk. Interest rates on the Company’s convertible notes payable ranged from 12.23% to 12.36% for the year ended December 31, 2007. Each 100 basis points increase in interest rates, relative to these borrowings, will impact annual pre-tax earnings by approximately $38,800 in addition to impacting the Company’s cash flow, should the Company choose to pay this interest in cash in lieu of paying in-kind.

The Company sold floating rate convertible debt securities that have several derivative features. The value of the derivative features affects the Company’s Statement of Operations and Balance Sheet, but there is no effect on the Company’s cash flow.

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

Derivative Securities Risk

The Company sold floating rate convertible debt securities that have several derivative features. Whereas the value of the derivative features affects the Company’s “Statement of Operations” and “Balance Sheet”, there is no effect on the cash flow.

The value of these derivatives fluctuate change from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of December 31, 2007.

The Primary components of the “Change in Fair Value of Derivatives” calculations are the changes in the Company’s stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, the Company may show “Other Income”; conversely if it increases the Company may show “Other Expense”. Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income,” conversely, if it decreases, the Company may show “Other Expense.” Since the issuance of the Convertible Notes to the period ended December 31, 2007, the Company’s stock price has decreased from $7.15 to $0.45 and was $0.88 at December 31, 2007. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model ranged from 44.56% to 84.04%. As of December 31, 2007 the Company shows $8,425,513 of adjustments to the fair value of derivatives as Other Income.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, we identified a material weakness in our internal control over financial reporting with respect to accounting for derivatives. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 with respect to accounting for derivatives.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures regarding identification of derivatives and effective review of the calculations underlying entries into the books and records for identified derivatives.

Our management performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting for derivatives was not effective as of December 31, 2007.

An error occurred in identifying certain financial instruments as having an impact on derivative liability in the application of certain accounting principles related to the issuance of the Company’s warrants to purchase common stock during the fourth quarter of 2007 and the review procedures included in the design of the process were ineffective in identifying the error. The result of which was the understatement of the estimated fair market value of certain derivative liabilities as of December 31, 2007, all of which will amortize to zero when the remaining outstanding convertible note is paid in full. The Company relies in part on a third party expert for this identification and review. The ineffective internal controls identified as of December 31, 2007 stemmed in large part from the procedures surrounding the use of the third party expert. The Company believes that the design of the controls and procedures should be effective if performed as designed. The Company is therefore in the process of re-evaluating the qualifications of the third party expert and processes surrounding the utilization of the third party expert to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms are effective.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our financial statements for the year ended December 31, 2007 are fairly stated, in all material respects, in accordance with US GAAP.

Our independent registered public accounting firm has not issued an attestation report on our internal control over financial reporting as such a report is not required for the Company.

(c) Plan for Remediation of Material Weaknesses

We plan to refine our internal control over financial reporting for derivatives to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing as part of our SOX 404 compliance process, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

During 2008, we intend to take the following remediation efforts:

•	Re-evaluate the qualifications of the third party expert;
•	Re-evaluate the processes surrounding the utilization of the third party expert, including;
o	Identification of how the error in identification of derivatives occurred;
o	Identification of how once the error occurred that review procedures did not disclose the error.
•	Re-designing the process surrounding the utilization of the third party expert based on what we learn in the re-evaluation of the processes discussed immediately above in order to provide reasonable assurance that a material error cannot go undetected by the Company.

We believe these remediation efforts will contribute towards an effective internal control environment for financial reporting.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Nominees

The Company’s Board of Directors is currently composed of ten (10) members. The Company’s Bylaws provide for a minimum of four (4) and a maximum of eleven (11) members of the Board of Directors. The members of the Board of Directors are elected at each Annual Meeting of Stockholders to hold office until the 2008 Annual Meeting of Stockholders. The term for all of the current directors will expire at the 2008 Annual Meeting and thus each are nominated for re-election except for Wolfgang Priemer who has indicated he will not stand for reelection due to other obligations and commitments. In addition to the current directors, the Nominating Committee nominated Frederic Chanson to stand for election at the 2008 Annual Meeting. All of the following are Nominees for the 2008 Annual Meeting. Daniel C. Montano is the father-in-law to Grant Gordon. There are no other family relationships among any directors or executive officers, including the Nominees.

The names of the Nominees, their ages as of March 31, 2008 and certain information about them, are set forth below.

Name	Age	Position(s)
Daniel C. Montano	59	Chairman of the Board of Directors, Co-President, Chief Executive Officer and Co-Founder
Grant Gordon	46	Director, Vice Chairman of the Board of Directors and Co-Founder
Thomas Stegmann, M.D.	61	Director, Co-Founder, Co-President and Chief Medical Officer
John (Jack) W. Jacobs, Ph.D.	58	Director, Vice President, Chief Operating Officer, and Chief Scientific Officer
Mickael A. Flaa	55	Director, Vice President, Treasurer and Chief Financial Officer
Gary B. Abromovitz	64	Director
Thomas L. Ingram	53	Director
Robert Levin	76	Director
Joong Ki Baik	53	Director
Frederic Chanson	53	None

Daniel C. Montano is a Co-Founder of the Company and has been Chairman of the Board, Co-President and Chief Executive Officer since 1998. Mr. Montano is also currently the Chairman of the Board, President and Chief Executive Officer of Phage Biotechnology Corporation (“Phage”), an affiliated biotechnology company that manufactures recombinant protein drugs and is the Company’s sole supplier of its drug candidates. Additionally, Mr. Montano has been a member of the Board of Directors for Cardio Phage International (“CPI”) since 1998, an affiliated company with which the Company has a distribution agreement for future products. Mr. Montano is the father-in-law to Grant Gordon. He received his MBA from the University of Southern California and his undergraduate degree from California State University, Los Angeles. Mr. Montano devotes a sufficient amount of his time to the Company’s business and the balance of his time on other affairs.

Grant Gordon is a Co-Founder of the Company and has been a member of its Board of Directors since February 2005, currently serving as Vice Chairman of the Company’s Board. Mr. Gordon is also President of CPI and Principal of GHL Financial Services Ltd., an international financial services group registered in the British Virgin Islands. GHL provided seed and capital for the company in the form of Common and Preferred Stock and the series one and two convertible notes. Mr. Gordon is the son-in-law of Daniel C. Montano.

Thomas Stegmann, M.D. is a Co-Founder, Co-President and Director of the Company, and has served as the Company’s Chief Medical Officer since 1998. From December 1984 through December 31, 2005, he held the position of Professor of Surgery and Director of the Department for Thoracic and Cardiovascular Surgery at the Fulda Medical Center in Germany. He is also a member of the faculty of Hannover Medical School in Germany. Dr. Stegmann is the cardiac surgeon who pioneered the procedure upon which the Company is founded. He received his medical degree from Heidelberg University, Heidelberg, Germany. Dr. Stegmann has published more than 200 scientific papers in international journals. He also is a member of international societies and associations in the cardiovascular area. Additionally, Dr. Stegmann has been awarded the “Rudolf-Nissen-Memorial-Prize” by the German Society for Thoracic and Cardiovascular Surgery (1982). He also has the privileged distinction to be an Honorary Member of the “Rideau Institute of Canada.” He authored the book: New Vessels for the Heart (2004).

John (Jack) W. Jacobs, Ph.D. has served as the Company’s Vice President, Chief Scientific Officer and Chief Operating Officer since April 2000, and has been a member of its Board of Directors since February 2005. He has been a member of the Board of Directors for CPI since 1998. He has held similar positions with Phage since April 2000. From September 1989 to April 2000, Dr. Jacobs was Director of Basic Research at the Hitachi Chemical Research Center in Irvine, California. At the same time, Dr. Jacobs was a Professor (adjunct) of Biological Chemistry at the University of California, Irvine’s College of Medicine. Prior to joining Hitachi, from December 1984 to September 1989, Dr. Jacobs worked for Merck & Co., Inc. as the head of its Department of Biological Chemistry at the Merck Sharp & Dohm Research Laboratories in West Point, Pennsylvania. From August 1981 to December 1984, he served as Assistant Professor of Medicine and Biochemistry at the University of Texas Health Center. Dr. Jacobs received his Ph.D. in molecular biology from the Washington University School of Medicine in 1978 in St. Louis, Missouri, and his undergraduate degree in Chemistry from Davidson College. He devotes a sufficient amount of his time to the Company’s business and the balance of his time on other affairs.

Mickael A. Flaa is a consultant who has served as the Company’s Treasurer, Vice President and Chief Financial Officer since June 2003, and has been a member of its Board of Directors since February 2005. He has held the position of Chief Financial Officer with Phage since June 2003. He has been a member of the Board of Directors for CPI since May 2005. He served as Interim Chief Financial Officer on a consulting basis for Breakaway Solutions, Inc., a public company, from February 2001 to 2002. From October 2000 to March 2002, Mr. Flaa served on the Board of Directors of UniCapital Corporation, a public company. From January 1999 to March 2000, he served as Chief Financial Officer and was a member of the Board of Directors for Sunbelt Integrated Trade Services, Inc. From May 1977 to January 1999, Mr. Flaa held various management positions with KPMG Peat Marwick LLP, and in 1990 was elected to partnership. He is a member of the Board of Directors of Gestalt, LLC. Mr. Flaa received his undergraduate degree from Central Washington University. Mr. Flaa devotes a sufficient amount of his time to the Company’s business and the balance of his time on other affairs.

Gary B. Abromovitz has been a member of the Company’s Board of Directors since February 2005. He serves as Lead Director, Chair of the Compensation, Audit, Corporate Governance, and Conflict Resolution Committees, and is a member of the European Compliance Committee. He also chairs the Executive Session of Independent Directors. Mr. Abromovitz is Deputy Chairman of the Board and Lead Director of Helen of Troy Limited, a public company. He Chairs the Compensation Committee, the Nominating and Governance Committee of Helen of Troy, Limited. and is the former Chair of the Audit Committee of which he continues to be a member. He has been a Director of Helen of Troy, Limited. since 1990. He is an attorney and has acted as a consultant to several law firms in business related matters including trade secrets, unfair competition and commercial litigation. He has been active in various real estate development and acquisitions for over 30 years in Arizona and California, with experience in the areas of industrial buildings, medical offices, commercial, residential and historic properties.

Thomas L. Ingram has been a member of the Company’s Board of Directors since February 2005 and has been a private investor focusing on real estate, small business and certain securities transactions for more than ten years. From 1982 to 1997, he had various positions at Troster Singer (a securities broker-dealer), including Head Over-the-Counter Trader/Office Manager from 1984 to 1997. He holds a B.S. degree in Business and Finance from Pepperdine University.

Robert Levin has been a member of the Company’s Board of Directors since February 2005 and has been a retired businessman and investor since 1992. For the 30 years prior to that, he owned and operated a major recreational vehicle sales and service company in Southern California.

Joong Ki Baik has been a member of the Company’s Board of Directors since February 2005, and since July 2000, has been Chief Executive Officer of Seoul Angels Group Inc., which raises venture capital funds for Korean companies. Since December 2000, he has also been Chief Executive Officer of Korea Bio-Development Corporation, which is involved in consulting and investing in Asian bio-ventures. From June 1997 to July 2000, he was the Executive Director of the Economic Research Department of the Korea Chamber of Commerce and Industry. From October 1978 to March 1998, he served as a researcher of economic and industrial trends for the Korea Chamber of Commerce and Industry. Prior to that, he worked at the Korea Exchange Bank. He has a Masters Degrees in Economics from Yonsei University in Korea and University of York in England.

Frederic M. Chanson is a lawyer by education and a Private Banker by training. He received his law degree from University of Zurich, Switzerland. From 1982 to 1995 he worked for Credit Suisse, Chase Manhattan and finally Bank Julius Baer. In 1995 he co-founded the investment boutique Firminvest AG in Zurich for High Net Worth individuals and is currently the Chairman and CEO of this privately held company. Mr. Chanson has invested personal funds in the Company since 2001 and on behalf of clients since 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (“10% Stockholders”) to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5. Such executive officers, directors, and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by the Company and written representations from certain reporting persons, except as set forth below, the Company believes that through the Record Date its executive officers, directors, and 10% Stockholders have complied with all applicable Section 16(a) filing requirements. Two Form 4’s were filed late for Robert Levin for the Robert Levin Trust reporting one transaction. One Form 4 was filed late for Mickael A. Flaa reporting one transaction. One Form 4 was filed late for John W. Jacobs reporting one transaction. One Form 4 was filed late for Grant Gordon reporting spouse’s indirect holdings one transaction. One Form 4 was filed late for Seth Horn, Corporate Controller reporting one transaction.

Ethical Considerations

The Company has adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers. Copies of each are available on written request to the Secretary of the Company. A copy of the Company’s Code of Business Conduct is also available on the Company’s website, www.cvbt.com.

Audit Committee

Pursuant to its charter, the Audit Committee reviews the results and scope of the annual audit and other services provided by the Company’s independent accountants, reviews and evaluates the Company’s control functions and monitors transactions between the Company’s employees, officers and directors and the Company. The Audit Committee also oversees the Company’s Code of Business Conduct. The Company believes that the composition of the Company’s Audit Committee will meet the requirements for independence under the current requirements of the SOX Act and SEC rules and regulations. The Audit Committee is composed of Gary B. Abromovitz who serves as Chair, Thomas L. Ingram and Robert Levin. The Chair is designated as the financial expert.

Compensation Committee

Pursuant to its charter, the Compensation Committee will provide assistance to the Board of Directors by designing, recommending to the Board of Directors for approval and evaluating the Company’s compensation plans, policies and programs, especially those regarding executive compensation. It also reviews and approves the compensation of the Company’s Chief Executive Officer and other officers and directors, administers any stock-based compensation plan, and assists the Board of Directors in producing an annual report on executive compensation for inclusion in the Company’s proxy materials in accordance with applicable rules and regulations. The Company believes that the composition of the Committee meets the requirements for independence under the SOX Act and SEC rules and regulations. The Compensation Committee is comprised of Gary B. Abromovitz as Chair, Thomas L. Ingram and Robert Levin.

Item 11. Executive Compensation

Director Compensation

The Company’s non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with attending board and committee meetings. Each Non-Employee Director is paid $5,000 per board meeting.

Each committee member, except for the lead independent director and committee chairs, is paid $1,000 for each committee meeting attended. There is no annual retainer paid to any director. The Chair of the Audit Committee is paid an annual fee of $40,000. The Lead Independent Director presides over Executive Sessions of the Independent Directors, chairs the Compensation and Governance committees and performs the duties required by those positions in addition to his duties as Lead Independent Director. The Lead Independent Director is paid an annual fee of $60,000, but is not paid any additional sum for his role as Chair of the Compensation and Corporate Governance Committees. The Chair of the Company’s European Compliance Committee is paid an annual fee of $60,000. After the effective date of the initial public offering, and after compliance with all State and Federal securities regulations, each non-employee director received a fully vested option to purchase 50,000 shares of the Company’s Common Stock at the initial public offering price. On January 23, 2007, three directors, Gary Abromovitz, Robert Levin, and Thomas Ingram, cancelled their stock option shares due to the requirements for Independent Directors of the Alternative Investment Market of the London Stock Exchange (“AIM”). On February 25, 2007, the Company granted Gary Abromovitz 32,000 shares of the Company’s common stock and Robert Levin 16,000 shares of the Company’s common stock.

The table below reflects the compensation paid to Non-Employee directors in 2007:

DIRECTOR COMPENSATION PAID IN 2007

Name(a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards ($)(c)		Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in PensionValue and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)		Total ($)(j)
Gary B. Abromovitz	120,000	(1)	31,680	(9)	—	—	—	—		151,680
Thomas I. Ingram	25,000	(2)	—		—	—	—	—		25,000
Robert Levin	25,000	(3)	15,840	(10)	—	—	—	—		40,840
*Dr. Wolfgang Priemer	80,000	(4)	—		—	—	—	12,858	(11)	92,858
Joong-Ki Baik	20,000	(5)	—		—	—	—	2,121	(11)	22,121
Dr. Thomas J. Stegmann	20,000	(6)	—		—	—	—	—		20,000
Grant Gordon	80,000	(7)	—		—	—	—	—		80,000
Mickael A. Flaa	20,000	(8)	—		223,987	—	—	—		243,987
Jack Jacobs, Ph.D.	—		—		203,624	—	—	—		203,624
Daniel C. Montano	—		—		—	—	—	—		—

(b)	Includes director, committee and chair fees paid to non-employee directors. Employees do not receive director fees.
(d)	Warrants were issued at a strike price of $1.00 per share for Mickael A. Flaa for 550,000 shares valued at the fair market price of $223,987 and for Dr. Jacobs for 500,000 shares valued at the fair market price of $203,624.
*	On February 22, 2008, Dr. Wolfgang Priemer decided not to stand for re-election as a member of the Company’s Board of Directors. His term as a director will end on May 19, 2008.
(1)	Includes an amount of $21,670 not paid as of December 31, 2007
(2)	Includes an amount of $6,000 not paid as of December 31, 2007
(3)	Includes an amount of $6,000 not paid as of December 31, 2007
(4)	Includes an amount of $25,000 not paid as of December 31, 2007
(5)	Includes an amount of $5,000 not paid as of December 31, 2007
(6)	Includes an amount of $5,000 not paid as of December 31, 2007
(7)	Includes an amount of $25,000 not paid as of December 31, 2007
(8)	Includes an amount of $5,000 not paid as of December 31, 2007
(9)	Includes stock award of 32,000 shares to Gary Abromovitz valued at a fair market price of $31,680
(10)	Includes stock award of 16,000 shares to Robert Levin valued at a fair market price of $15,840
(11)	Includes travel for spouse of directors.

THE 2007 COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Members: Messrs. Abromovitz (Chair), Ingram and Levin

The Compensation Committee is responsible to:

•	Set annual and long-term performance goals for the CEO and evaluate, in consultation with the Lead Independent Director, the CEO's performance against those goals and the performance of the Company's peer companies, and determine and approve the CEO's compensation based on this evaluation;
•	Review and approve the annual salaries, bonuses and other executive benefits of all other executive officers of the Company;
•	Administer the Plan, including but not limited to, selecting participants, making grants and awards, setting performance targets and interpreting the terms and provisions of the Plan, and adopting operating rules necessary to implement the Plan and conform with government requirements;

•	Periodically review the performance of the Plan and their rules and make any necessary revisions to assure that the purposes of the Plan are met;
•	Review new executive compensation programs, review on a periodic basis the operation of the Company's executive compensation programs to determine whether they are properly coordinated and reasonably relate to executive performance, and periodically review policies for the administration of executive compensation, including management perquisites;
•	Review annually director compensation; and
•	Report to the Board and the Company's stockholders with respect to the foregoing.

Pursuant to its charter, the compensation committee must be comprised of at least three members of the Company's board of directors each of whom is an“independent director” as defined in the Company's governance policies. The Company's board of directors has determined that all members of the compensation committee meet these requirements. The compensation committee met one time during the 2007 fiscal year.

The compensation committee has authority to:

•	Retain and terminate such special legal or other consultants, who shall report directly to the Compensation Committee, on such terms and conditions, including fees, as the Compensation Committee in its sole discretion shall approve;
•	Request that any of the Company's officers, employees, outside counsel or other consultants attend a meeting of the Compensation Committee or meet with any of the Compensation Committee's members or consultants;
•	Annually review the Compensation Committee's performance and Charter, which shall include evaluating each member's qualifications, attendance, understanding of the Compensation Committee's responsibilities and contribution to the functioning of the Compensation Committee, and recommend any proposed changes to the Board for approval; and
•	Report to the Board with respect to the foregoing.

COMPENSATION DISCUSSION & ANALYSIS

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy, as described below. The Committee ensures that the total compensation paid to the executive management is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to members of the executive management, including the named executive officers (NEOs), are similar to those provided to other executive officers.

The Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors, the annual compensation and compensation procedures for the NEOs of the Company: the Chief Executive Officer, the Co-Presidents, the Chief Operating Officer, and Chief Financial Officer. Throughout this proxy statement, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2007, as well as the other individuals included in the Summary Compensation Table on page 65, are referred to as the “named executive officers” or “NEOs.”

Philosophy (Objectives of Compensation Program)

The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior executive management in key positions and that compensation provided to executive management remains competitive relative to the compensation paid to similarly situated executives of the Company’s peer companies. The Committee believes performance incentives are an important element of compensation, thus, in the future, the Company may include both cash and stock-based compensation that reward performance as measured against established goals.

The Company’s compensation program is designed with the ultimate goal of increasing stockholder value over the long term. Executive compensation impacts all employees by setting general levels of compensation and helping to create an environment of goals and expectations. Because the Company believes that the performance of every employee is important to the Company’s success, it is mindful of the effect of executive compensation and incentive programs on all of its employees.

The Company believes that the compensation of the NEOs should reflect their success as a management team, rather than as individuals, in attaining key operating objectives. Such objectives include the growth of sales as the Company moves toward becoming revenue producing, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, with the ultimate goal of increasing the Company’s stock price. In the short-term, while the Company is moving drug candidates through the FDA approval process with the goal of commercializing one or more products and becoming revenue producing, current compensation for the NEOs is primarily in the form of salary. Incentive compensation such as stock options and warrants is considered on a case by case basis depending on progress with clinical trials. Stock based incentives encourage equity ownership, which help ensure the NEOs’ efforts are consistent with shareholder objectives. When the Company reaches commercialization and approaches revenues, longer term incentives will be developed.

The Company believes that the performance of the NEOs in managing the Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. The Company also believes that their compensation should not be based on the short-term performance of the Company’s stock, whether favorable or unfavorable, but rather that the price of the Company’s stock will, in the long-term, reflect its operating performance, and ultimately, the management of the Company by its executives.

What the Company’s Compensation Program Is Designed to Reward

The Company’s compensation program is designed to reinforce business objectives and values and align interests of executive officers with shareholders. Regarding most compensation matters, including executive and director compensation, the Company’s management provides recommendations to the Committee. The Committee, however, does not delegate any of its functions to others in setting compensation. The Company does not currently engage any consultant to advise it as to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside the Company’s control. The Company does not have a formula for allocating between cash and non-cash compensation.

Elements of the Company’s Compensation Plan

For the fiscal year ended December 31, 2007, the principal components of compensation for NEOs were:

•	base salary; and
•	limited perquisites.

Compensation Process, Factors Considered, and Determination of Compensation Amounts

Base Salary

The process for determining compensation of NEOs consists of several informal telephonic conferences of the Committee and a minimum of two formal meetings with committee members in attendance. The first formal meeting takes place at the beginning of each year. The second formal meeting generally occurs prior to the end of the second quarter. The Committee reviews the current BioWorld Executive Compensation Report. The Chairman of the Committee then briefs senior management and discusses comparisons of the BioWorld data. The Chief Executive Officer may make compensation recommendations to the Committee with respect to the NEOs who report to him. Such executive officers are not present at the time of these deliberations. The Chairman of the Committee then makes compensation recommendations to the Committee with respect to the Chief Executive Officer, who is absent from that meeting. The Committee may accept or adjust such recommendations.

Base salaries are set for the Company’s NEOs at the second meeting of the Committee and presented to the entire Board of Directors at the next regularly scheduled meeting of the Board. Throughout the year, the Committee considers recommendations from management for stock awards to eligible employees.

In 2007, two NEOs received Warrant grants as part of a comprehensive incentive initiative. Commensurate with the compensation philosophy, the Compensation Committee reviewed the incentive compensation profile of all staff and recommendations made by the executive officers and in conjunction with deliberation among the full Board concluded that adjustments were warranted. As part of this compensation strategy, in conjunction with the stock option grants to the rest of the Company’s staff and proportionately thereto, Mickael A. Flaa received a warrant to purchase 550,000 shares of the Company’s common stock at an exercise price of $1.00 per share and Jack Jacobs received a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

It is the Committee’s intention to set total executive cash compensation at a level that will attract and retain a strong and motivated leadership team.

Factors considered by the Committee in setting base compensation include:

•	difficulty of achieving desired results in the coming year;
•	value of the executives’ unique skills and capabilities to support the short-term and long-term performance of the Company;
•	contribution as a member of the executive management team;
•	financial reserves of the Company; and
•	peer group compensation analysis of comparable companies.

In setting base salaries for fiscal year 2008, the Committee reviewed the 2008 BioWorld Executive Compensation Report which examined the compensation of executives in 273 public biotech companies. In addition, the Committee considered each of the factors set forth above and the internal pay equity of its executive officers. Each NEO’s current and prior compensation is considered in setting future compensation. To some extent, the Company’s compensation plan is based on the market and the companies it competes against for executive management.

These elements fit into the Company’s overall compensation objectives by helping to secure the future potential of its operations, facilitating its entry into new markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team. At such time that the Company becomes revenue producing, other compensation components such as long-term equity incentive compensation, retirement and other benefits may be considered.

Determination of the Mix of Compensation Components

The Committee considers the full range of pay components, including, but not limited to, structure of programs, desired mix of cash and equity awards, goals for distribution of awards throughout the Company, how executive pay relates to the pay of other employees, desirability of employment contracts, supplemental executive retirement plans (SERPS), deferred compensation arrangements, recent compensation history, and perks. The Company began trading on the OTC Bulletin Board on March 10, 2005, and is not expected to generate revenue until it obtains FDA approval of one of its drug candidates which can take several years. Therefore, the Committee believes that many of the provisions commonly found in employment agreements for executives employed by companies generating income would not be appropriate to include at the present time. However, as the Company matures and/or products are developed and marketed, the Committee’s goal is to achieve a balanced pay-for-performance executive compensation package. The Committee has reviewed all components of the CEO’s and NEOs’ compensation as set forth in the Summary Compensation Table.

Deductibility of Compensation Under Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code, adopted in 1993, imposes a $1 million cap, subject to certain exceptions, on the deductibility to a company of compensation paid to the NEOs in such company’s proxy statement. The compensation paid this fiscal year subject to the Section 162(m) cap is not expected to exceed $1 million for any NEO. Therefore, the Committee believes that the Company will not be subject to any Section 162(m) limitations on the deductibility of compensation paid to the Company’s NEOs for fiscal year 2007.

Compensation Comparison to Companies Reviewed in the 2008 BioWorld® Executive Compensation Report

CEO Compensation.  The average total CEO compensation in 2006, defined as base pay plus bonus, published in the BioWorld® Executive Compensation Report for 2008, was $555,000. The Company’s CEO, Mr. Montano, was paid $333,000 in calendar year 2007 with an additional amount of $147,000 accrued but not paid. The Committee did not award any additional equity based compensation or bonus to Mr. Montano in 2007.

Chief Medical Officer and Co-President Compensation.  The salary reflected in the Summary Compensation Table for Dr. Stegmann, the Company’s Chief Medical Officer, Co-Founder, and Co-President, is $360,000 for calendar year 2007 with an additional amount of $120,000 accrued but not paid. This position was not reported in the BioWorld Executive Compensation Report.

Research and Development Executive Compensation.  The average 2006 total compensation reported by 94 companies with titles suggesting responsibilities for research and development activities was $278,000. Dr. Jacobs, the Company’s Chief Scientific Officer, was paid $166,000 in calendar year 2007 with an additional amount of $74,000 accrued but not paid.

CFO Compensation.  The average total CFO compensation in 2006 for 259 biotech companies surveyed was $259,000. Mr. Flaa was paid $180,000 in calendar year 2007 with an additional amount of $60,000 accrued but not paid. He received a warrant, as reflected in the Summary Compensation Table. His average total compensation is within acceptable standards when compared with other executives engaged in duties of the CFO and Treasurer of public companies in the industry.

The Committee believes that the Company’s internal pay equity (the relative difference between the CEO’s compensation and the compensation of the company’s other executives) is consistent with the differences found in the biotechnology industry as disclosed in the BioWorld® Executive Compensation Report 2008.

The Committee, after discussion with management, concluded that although the CEO and each of the NEOs have other business interests outside the Company, either with related companies or personal investments, that each devotes such time, attention, skill and effort as is necessary to the faithful performance and discharge of his duties as required by his position as an executive of the Company.

Continuing Education Philosophy of Compensation Committee

Committee members are encouraged to avail themselves of the wealth of information regarding compensation issues provided by various organizations and made available to directors of public companies. The Committee Chair is a member of the National Association of Corporate Directors and has attended each of the Executive Compensation Conferences, co-sponsored by the NASPP since its inception either in person or via the internet broadcast or by reviewing the compensation’s standards.com website. In 2006, Mr. Abromovitz, Committee Chair and Mr. Vincent J. Roth, General Counsel, both attended the Executive Compensation Conference in person. The Committee has been briefed on the SEC disclosure proposals for executive compensation and will continue to review sections of the SEC, NASDAQ, Sarbanes-Oxley rules, and ISS updates devoted to compensation matters, at each committee meeting of its members as part of its ongoing plan for director education.

2004 Stock Plan

The Company’s stock option program is the primary vehicle for offering long-term incentives and rewarding its NEOs and employees. The Company also regards its stock option program as a key retention tool. This is a very important factor in the Committee’s determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of the Company’s common stock, the Company has always believed that granting stock option awards is the best method of motivating the NEOs to manage the Company in a manner that is consistent with the interests of the Company and its stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to the Company to retain its NEOs and employees, it is essential to utilize other forms of equity awards as and when the Company may deem necessary.

There were no stock options awarded to NEOs under the 2004 Stock Plan in 2007.

Bonuses

It is the Committee’s general philosophy that management should be rewarded for its performance. The Committee believes that this is important to aligning its NEOs and promoting teamwork among them. However, since the Company did not generate revenue in 2007 and it believes that the total compensation awarded to the NEOs met its objectives, the Company did not provide performance-based bonuses to executive officers. The Committee reserves the opportunity to award bonuses, even in the formative years of the Company before revenue is generated, if it believes it to be in the best interests of its shareholders.

Perquisites

Company perquisites are limited and not available to all employees. Mr. Montano and Dr. Jacobs are provided health insurance for themselves and family members. Dr. Jacobs is provided with a minimal automobile allowance. Mr. Montano, Dr. Stegmann, Mr. Flaa and Dr. Jacobs are provided with a personal travel benefit for spouses if travel exceeds one week and they choose to bring their spouse on the trip.

Retirement and Other Benefits

The Company offers a 401k plan to its full-time employees. The Company is not obligated to make contributions to the 401k plan. In 2007, the Company did not make any contributions to the 401k plan, though several employees participated in the 401k plan with their own contributions. The Company does not provide pension plans, supplemental executive retirement plans (SERPS), deferred compensation plans, post-retirement health coverage, change in control provisions, golden parachute arrangements, gross-up provisions, termination pay, life insurance benefits, or similar benefits for NEOs or employees. The Committee may consider offering other forms of retirement plans, such as pensions, savings plans or other similar benefits in the future as the Company gets closer to becoming revenue producing.

Summary Compensation Table

Out of the four NEOs, two presently serve under the Company’s employment contract. The following table sets forth summary information concerning compensation of the Company’s Chief Executive Officer and each of the other current executive officers during these fiscal years ended December 31, 2007, 2006 and 2005. The Company refers to these persons as its NEOs.

Summary Named Executive Officer Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Stock Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(1)	All Other Compensation ($) (i)		Total ($) (j)
Daniel C. Montano(2)(7) Co-President and Chief Executive Officer	2007	480,000	(7)	0	0	0		0	0	40,735	(2)	520,735	(7)
	2006	480,000		0	0	0		0	0	0		480,000
	2005	431,538		0	0	0		0	0	12,885	(2)	458,760
Mickael A. Flaa(1)(2)(3)(8) Vice President and Chief Financial Officer	2007	240,000	(8)	0	0	223,987	(3)	0	0	0		463,987	(8)
	2006	240,000		0	0	1,602,500	(3)	0	0	22,861	(2)	1,865,361
	2005	260,000		0	0	207,000	(3)	0	0	5,110	(2)	472,110
John W. Jacobs(2)(3)(4)(9)(11) Vice President, Chief Operating Officer and Chief Scientific Officer	2007	240,000	(9)	0	0	203,624	(3)	0	0	6,000	(4)(11)	449,624	(9)
	2006	240,000		0	0	0		0	0	6,000	(4)	246,000
	2005	207,787		0	0	0		0	0	11,162	(2)(4)	218,949
Thomas Stegmann, M.D.(1)(5)(6)(10) Co-President and Chief Medical Officer	2007	480,000	(10)	0	0	0		0	0			480,000	(10)
	2006	480,000		0	0	234,831	(6)	0	0	17,523	(5)	732,354
	2005	379,250		0	0	0		0	0	32,477	(5)	411,727

(1)	Mr. Flaa and Dr. Stegmann are not employees. Their compensation is paid in the form of consulting fees.
(2)	Includes travel for spouse of executive directors.
(3)	Warrant issued to Mr. Flaa, a non-employee in his capacity as an officer in 2005, to purchase 250,000 shares of Common Stock at $10.00 per share, reflects compensation expense calculated using Black Scholes recorded for the warrant as of the date of grant. Warrants issued in 2007 to
Mr. Flaa to purchase 550,000 shares of Common Stock at $1.00 per share and Dr. Jacobs to purchase 500,000 shares of Common Stock at $1.00 per share reflects compensation expense calculated using Black Scholes recorded for the warrants as of the date of grant.
(4)	Includes vehicle allowance
(5)	For tax planning
(6)	Stock option awarded during 2005.
(7)	Includes an accrual for salary of $147,000 not paid.
(8)	Includes an accrual for salary of $60,000 not paid.
(9)	Includes an accrual for salary of $74,000 not paid.
(10)	Includes an accrual for salary of $120,000 not paid.
(11)	Includes an accrual for vehicle allowance of $1,000 not paid.
(h)(1)	The Company currently provides no Pension Plan Compensation.

Warrant Grants in Last Fiscal Year

Pursuant to a compensation arrangement approved by the Board of Directors, warrants to purchase 550,000 shares of Common Stock were issued to the Company’s Chief Financial Officer, Mickael A. Flaa, in 2007 in his capacity as an officer and warrants to purchase 500,000 shares of Common Stock were issued to the Company’s Chief Operating Officer, John W. Jacobs, in 2007 in his capacity as an officer. The following table sets forth information with respect to warrants to purchase Common Stock granted to the Company’s NEOs during the fiscal year ended December 31, 2007.

Warrant Grants in 2007

	Number of Securities Underlying Warrant Granted	Percent of Total Warrants Granted to Officers/ Employees(1)	Exercise Price per Share(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Warrant Term
					5%	10%
Mickael A. Flaa	550,000	100%	$1.00	11/26/2017	$0	$291,669
John W. Jacobs	500,000	100%	$1.00	11/26/2017	$0	$265,154

(1)	Based on a total of warrants granted to all officers and employees in the fiscal year ended December 31, 2007.
(2)	The exercise price of the warrant is $1.00 as determined and approved by the Company’s Board of Directors.

The fair market value of the shares underlying the warrants granted to Michael A. Flaa on November 26, 2007was $0.60 ($324,500.00), and John W. Jacobs on November 26, 2007 was $0.60 ($295,000.00), which was the closing price of November 25, 2007, the day before the date of grant.

Equity Compensation Plan Table

The following table sets forth additional information as of December 31, 2007, about our Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,089,600	(2)	$4.33	3,910,400
Equity compensation plans not approved by security holders	4,458,000		$1.40	—
Total	5,547,600		$1.25	3,910,400

(1)	2004 Stock Plan.
(2)	As of the date of this table there are no Stock Appreciation Rights issued under the 2004 Stock Plan.

Outstanding Equity Awards at Fiscal Year-End

			Option Awards			Stock Awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel C. Montano	—		—	—	$—	—	—	—	—	—
Thomas J. Stegmann	50,000	(1)	—	—	$10.00	2/8/2016	—	—	—	—
Mickael A. Flaa	50,000	(2)	—	—	$10.00	8/15/2015	—	—	—	—
	200,000	(3)	—	—	$2.00	6/23/2013	—	—	—	—
	250,000	(3)	—	—	$10.00	4/3/2016	—	—	—	—
	550,000	(3)	—	—	$1.00	11/26/2017	—	—	—	—
John W. Jacobs	500,000	(4)	—	—	$0.30	1/12/2010	—	—	—	—
	500,000	(5)			$1.00	11/26/2017

(1)	Option award to Dr. Stegmann from the 2004 Stock Plan in his capacity as a director.
(2)	Option award to Mr. Flaa from the 2004 Stock Plan in his capacity as a director.
(3)	Warrant issued to Mr. Flaa in his capacity as an officer.
(4)	On January 1, 2000, John W. Jacobs was originally granted a stock option to purchase 1,000,000 shares of Common Stock of the Issuer. He transferred an option to purchase 500,000 shares of Common Stock of the Issuer to Ellen Simpson on December 1, 2006 without consideration, pursuant to a separation of assets agreement.
(5)	Warrant issued to Dr. Jacobs in his capacity as an officer.

Conclusion

The Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2007 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2007 for filing with the SEC.

Respectfully submitted,

Gary B. Abromovitz, Chair
Thomas L. Ingram
Robert Levin

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 31, 2008 by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) by each director, (iii) by each of the Company’s NEOs and (iv) all directors and executive officers as a group. Except as otherwise indicated, the address for each person is 1635 Village Center Circle, Suite 250, Las Vegas, Nevada 89134. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes shares of Common Stock underlying options or warrants held by such person that are exercisable within 60 calendar days of April 3, 2008, but excludes shares of Common Stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 153,829,299 shares of Common Stock outstanding as of March 31, 2008.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares of Common Stock	% of Outstanding Common Stock
Daniel C. Montano(1)(11)(12)	30,812,131	20.03%
Thomas Stegmann, M.D.(2)(11)(12)	30,107,130	19.57%
Wolfgang Priemer, Ph.D.(3)(11)(12)	14,815,001	9.63%
Grant Gordon(4)(11)	5,913,502	3.84%
Joong Ki Baik(5)(11)	1,581,783	1.03%
John (Jack) W. Jacobs, Ph.D.(6)	1,125,001	*
Thomas L. Ingram(7)	620,001	*
Mickael A. Flaa(8)	1,050,001	*
Robert Levin(9)	195,576	*
Gary B. Abromovitz(10)	34,001	*
All Directors and Named Executives	84,004,127	55.27%
Control Group(11)(12)	83,229,547	54.03%

*	Less than 1%.
(1)	Mr. Montano’s holdings include 630,000 shares held in the name of Qure Biopharmaceuticals, Inc. (“Qure”). Mr. Montano is a majority owner of Qure and has sole voting and investment control. His holdings also include 30,000,000 shares held in the name of Vizier Investment Capital. Mr. Montano owns 50% of Vizier Investment Capital and has sole voting and investment control over these shares. Mr. Montano owns 57,131 shares of Common Stock and possesses voting and investment control over these shares. Mr. Montano’s spouse indirectly holds 125,000 shares and has sole voting and investment control over these shares. Principal address for Qure Biopharmaceuticals, Inc. is 24975 Heartwood Circle, Lake Forest, CA 92630 and Vizier Investment Capital Ltd. is 2877 Paradise Road, Unit 901, Las Vegas, NV 89109.
(2)	Dr. Thomas Stegmann owns 30,057,130 shares of Common Stock of the Company. He possesses voting and investment control over these shares. Includes 50,000 shares of Common Stock issuable pursuant to options exercisable within sixty days of the date of this proxy statement.
(3)	Wolfgang Priemer, Ph.D. owns 14,765,001 shares of Common Stock of the Company and has voting and investment control over these shares held in the name of WOBEMA, BV. Dr. Priemer owns one (1) share of Common Stock held in his name and has voting and investment control over these shares. Dr. Priemer also owns 50,000 shares of Common Stock issuable pursuant to options exercisable within sixty days of the date of this proxy statement. On February 22, 2008, Dr. Priemer elected not to stand for re-election to the Company’s Board of Directors.
(4)	Mr. Gordon and his ex-wife have joint voting and investment control over 3,000,000 shares held in the name of GHL Financial Services, Ltd., Principal address for GHL Financial Services Ltd. is Unit 411, Chyland Pioneer, Mandaluyong, Manila Phillippines. Mr. Gordon owns 2,500,000 shares of Common Stock of the Company in his own name and has voting and investment control over these shares held in the name of GHL Financial Services, Ltd. Mr. Gordon’s spouse indirectly holds 363,501 shares and has sole voting and investment control over these shares. Mr. Gordon also owns one (1) share of Common Stock held in his name and has voting and investment control over these shares. Includes 50,000 shares of Common Stock issuable pursuant to options exercisable within sixty days of the date of this proxy statement.
(5)	Joong Ki Baik owns 100,001 shares of Common Stock of the Company in his own name and has voting and investment control over these shares. Mr. Baik and his wife jointly control Alhambra, Inc. which owns 1,431,782 shares. Mr. Baik and his wife have joint voting and investment control over the shares held in the name of Alhambra, Inc. Alhambra, Inc.’s Principal address is Unit 301 Gabriel 111 Condominium San Miguel Avenue, Ortigas Center, Pasig City, Phillippines. Includes 50,000 shares of Common Stock issuable pursuant to options exercisable within sixty days of the date of this proxy statement.
(6)	Dr. Jacobs owns 125,001 shares of Common Stock in his own name and has voting and investment control over these shares. Includes 500,000 shares of Common Stock issuable pursuant to options exercisable within sixty days of the date of this proxy statement. He transferred an option to purchase 500,000 shares of Common Stock of the Company to Ellen Simpson on December 1, 2006 without consideration, pursuant to a separation of assets agreement. Dr. Jacobs holds voting and investment control over an immediately exercisable warrant to purchase 500,000 shares of Common Stock at $1.00 per share.
(7)	As trustee of the Ingram Living Trust, Mr. Ingram has voting and investment control over 620,000 shares of Common Stock. He also owns one (1) share of Common Stock in his own name and has voting and investment control over this share.
(8)	Mr. Flaa holds voting and investment control over an immediately exercisable warrant to purchase 550,000 shares of Common Stock at $1.00 per share. Mr. Flaa also holds voting and investment control over an immediately exercisable warrant to purchase 200,000 shares of Common Stock at $2.00 per share. Mr. Flaa also holds voting and investment control over an immediately exercisable warrant to purchase 250,000 shares of Common Stock at $10.00 per share. Mr. Flaa also owns one (1) share of Common Stock held in his name. In addition, Mr. Flaa owns 50,000 shares of Common Stock issuable pursuant to options exercisable within sixty days of this proxy statement
(9)	As trustee of the Robert Levin Trust, Mr. Levin has voting and investment control over 195,575 shares. He also owns one (1) share of Common Stock in his own name and has voting and investment control over this share. Mr. Levin’s spouse holds 15,925 shares of Common Stock in her own name and has voting and investment control over these shares, and Mr. Levin disclaims beneficial ownership over these shares.
(10)	Mr. Abromovitz owns 32,001 shares and has voting control over 2,000 shares held in the name of Klanco, L.L.C., an Arizona limited liability company, located at 213 W. Montebello Ave., Phoenix, AZ 85013. Mr. Abromovitz has voting and investment control over these shares.
(11)	The Control Group consists of Daniel C. Montano, Thomas Stegmann, M.D., Wolfgang Priemer, Ph.D., Joong Ki Baik and Grant Gordon.
(12)	Daniel C. Montano’s address is 2877 Paradise Rd., Unit 901, Las Vegas, NV 89109. Dr. Thomas Stegmann’s address is Spiegel – Str. 10, 36100 Petersberg, Germany. Dr. Wolfgang Priemer’s address is 15 Gaus Street, Buende Germany D-32257. Mr. Grant Gordon’s address is 959 N. Cheyenne, Orange, CA 92869 Mr. Joong Ki Baik’s address is Sampoong Apt. 6-201, Seo-Cho 4 Dong, Seo-Cho Ku, Seoul 137-779, Korea.

Item 13. Certain Relationships and Related Transactions

The Company is a member of an affiliated group, through common management, which includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International Inc. (“CPI”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the “affiliates.” Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both the Company and Phage. Mr. Flaa and Mr. Jacobs are on Phage’s board of directors. Daniel C. Montano is a principal stockholder in the Company, Phage, and Qure. The common management of Phage and the Company spend a sufficient amount of their business time to satisfy their duties with each company and the remaining balance to other interests.

The Company’s directors have determined that if any future conflicts of interest arise with affiliated companies such conflicts will be resolved by the Company’s independent directors and directors having no affiliation with the affiliated company in question, through the Conflicts Resolution Committee which is constituted when necessary and is chaired by Gary B. Abromovitz.

The following are the business activities performed by each affiliate:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors as of March 31, 2008 control 27% of the outstanding common stock of Phage as of March 31, 2008. As of March 31, 2008, the Company owns 4.3% of the Common Stock of Phage;
•	CPI is a distributor for the future products for both Phage and the Company in locations throughout the world other than North America, Europe, Japan, and, with respect to the Company only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own 43% of CPI and each is able to appoint 45% of CPI’s directors; and
•	Qure was developing commercial medical applications.

During the period from 1999 through 2001, the Company entered into transactions with Qure pursuant to which they paid expenses on the Company’s behalf aggregating $187,600. Qure owns 630,000 shares of the Company’s Common Stock as of March 31, 2008.

Grant Gordon is Vice Chairman of the Board of Directors of the Company the son-in-law of Daniel C. Montano is also a principal of GHL Financial Services Ltd. (“GHL”). GHL and the Company entered into an Engagement Agreement whereby GHL will act as lead placement agent for the Company. Upon funds raised for the Placing from subscribers procured by GHL, a commission of ten percent (10%) of the aggregate gross proceeds received by the Company will be payable to GHL.

Administrative Support

For the years December 31, 2005, 2006 and 2007 and the period from March 11, 1998 (inception) to December 31, 2007 Phage provided the Company with administrative support in Phage’s research facility and billed the Company for Phage’s actual costs incurred plus the Company’s pro-rata share (based on costs incurred for the Company as compared to total Phage overhead costs) of Phage’s overhead costs. Payments to Phage for such support for the years ended December 31, 2005, 2006 and 2007 and the period from March 11, 1998 (inception) to December 31, 2007 were $263,922, $144,963, $36,673, $1,197,093, respectively.

Joint Patent Agreement

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

Currently it is the Company’s intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, the Company has the right to and may choose to use a third party for manufacturing. Phage is manufacturing the drug candidates for the Company in its clinical trials, and may manufacture them for subsequent commercial production.

Furthermore, the Company paid Phage for technical development services and for manufacture of its drug candidates for clinical trials, which Phage provided to the Company at cost. For the years December 31, 2005, 2006 and 2007 and the period from March 11, 1998 (inception) to December 31, 2007 payments to Phage relating to such services were $578,052, $2,372,817, 1,570,963and $5,506,784, respectively.

Distribution Agreement

Phage and the Company entered into a distribution agreement with CPI to handle future distribution of the Company’s drug candidates and any other products licensed to CPI when available for commercial distribution. CPI’s territory is limited to areas other than the United States, Canada, Europe (defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to the Company only, the Republic of Korea, China and Taiwan. Phage and the Company each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. The Company has made no payments to CPI and does not anticipate making any payments in the near future.

As of December 31, 2004, the Company’s 43% interest in Cardio Phage International (CPI), was being accounted for under the equity method. As of December 31, 2007 the Company’s statement of operations includes a loss of $15,000, which represents the Company’s equity in loss on its investment in CPI. The loss reduced the Company’s investment in CPI to zero and, as a consequence, the Company’s future financial results will not be negatively affected by CPI’s ongoing operations. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI’s obligations. There is no material difference between the Company’s carrying value for CPI and underlying equity in CPI’s net assets. There is no quoted market price for CPI’s net assets. There is no quoted market price for CPI’s shares.

Royalty Agreement

The Company has entered into an agreement with Dr. Stegmann, one of its directors, Co-President and the Company’s Chief Medical Officer, whereby the Company will pay Dr. Stegmann a royalty of one percent (1%) of the Company’s net revenue (as defined) from commercial sales of all inventions relating to growth factors in exchange for rights granted to the Company to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. The Company has made no payments to Dr. Stegmann under this agreement.

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

In addition, KBDC agreed to pay a royalty of ten percent (10%) of net revenues to the Company. The royalties will be paid for the life of the joint Patent Ownership Agreement, then nine percent (9%) thereafter. The agreement contemplates the expiration or abandonment of the licensed rights, at which point the royalty paid by KBDC is adjusted. Either party may terminate the agreement for material breach that is uncured 30 days after receipt of written notice.

Daniel C. Montano, the Company’s chairman, owns seventeen percent (17%) of KBDC and is a former member of the KBDC Board of Directors.

Other Related Party Transactions

During the years ended December 31, 2005, 2006 and 2007 and the period from March 11, 1998 (inception) to December 31, 2007, the Company paid Daniel C. Montano, Chairman of the Board, Co-President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $200,000, respectively.

During the years ended December 31, 2005, 2006 and 2007 and the period from March 11, 1998 (inception) to December 31, 2007, the Company paid Daniel C. Montano, Chairman of the Board, Co-President and Chief Executive Officer, for employment services in the amount of $431,538, $480,000, $483,062 and $2,299,210 respectively.

During the years ended December 31, 2005, 2006 and 2007, and the period from March 11, 1998 (inception) to December 31, 2007, the Company paid Vizier Management Company, Inc. controlled by Daniel C. Montano, Chairman of the Board, Co-President and Chief Executive Officer, consulting fees in the amount of $0, $0, $0 and $116,000, respectively.

The Company paid commissions to GHL Financial Services Ltd. (“GHL”), in which Grant Gordon, a director of the Company, is a principal and owns 6.6% of the Company, for the overseas sale of the Company’s convertible notes payable and Preferred Stock. During the years ended December 31, 2005, 2006, 2007 and the period from March 11, 1998 (inception) to December 31, 2007, the Company paid GHL $15,500, $40,000 $165,000 and $2,390,255, respectively.

The Company paid consulting fees to Dr. Thomas Stegmann M.D., the Company’s co-founder and Co-President, to assist in the development process of its products. During the years ended December 31, 2005, 2006, 2007 and the period from March 11, 1998 (inception) to December 31, 2007, the Company paid Dr. Stegmann $587,300, $500,000, $500,730 and $1,990,030, respectively.

During the years ended December 31, 2005, 2006 and 2007 and the period from March 11, 1998 (inception) to December 31, 2007, the Company paid Dr. Wolfgang Priemer, the Company’s co-founder, to assist in the development process of its products. The Company paid Dr. Priemer $55,500, $80,000, $80,000 and $361,555, respectively.

Daniel C. Montano Guaranties

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect the first date on which the Company receives revenue from the sale of drugs after the FDA approves such drugs, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

Daniel C. Montano owes a fiduciary duty of loyalty to the Company. However, there is potential for conflicts of interest between Daniel C. Montano’s personal interests and the Company’s whether Daniel C. Montano’s guaranty is called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to the Company’s operations and financial prospects.

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured, guaranteed by the Company’s CEO, Daniel C. Montano and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of April 1, 2008, the Company has received gross proceeds of $200,000.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, and fees for other services rendered by such firm during those periods.

	2007		2006
Audit Fees(1)	$705,315	(5)	$485,207
Audit-Related Fees(2)	$18,318		$59,363
Tax Fees(3)	$9,610		$5,591
All Other Fees(4)	$44,983		$30,328
Total	$778,226		$580,489

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit-related fees consist of services related to SEC filings.
(3)	Tax fees consist of fees for professional services rendered for assistance with federal, state, local and international tax compliance and planning.
(4)	All other fees consist of miscellaneous offices expenses, for example, copying and postage.
(5)	This includes $156,053 in one-time fees for services in conjunction with restatement of financial statements in May 2007, $139,590 for review of the three quarterly reports on Form 10-Q and $409,672 for the annual audit in conjunction with the Annual Report on Form 10-K and AIM listing efforts all of which occurred in 2007.

All of the foregoing fees, which were incurred throughout 2007 were approved or ratified by the Company’s Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements and Schedules

The following documents are filed as part of this report:

1. Financial statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets for the years ended December 31, 2006 and 2007

Statements of Operations for the years ended December 31, 2005, 2006 and 2007

Statements of Stockholders’ Equity (Deficit) for the period from March 11, 1998 (inception) to December 31, 2007

Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

As of December 31, 2007 and 2006 and
For the Years Ended December 31, 2005, 2006 and 2007 and for the Period
From March 11, 1998 (Inception) to December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CardioVascular BioTherapeutics, Inc.
(formerly Cardiovascular Genetic Engineering, Inc.)
(A Development Stage Company)
Las Vegas, Nevada

We have audited the balance sheets of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007, and the period from March 11, 1998 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioVascular BioTherapeutics, Inc. (formerly Cardiovascular Genetic Engineering, Inc.) (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and the period from March 11, 1998 (date of inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Company has adopted the provisions of Statement Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — as Interpretation of FASB Statement No. 109” on January 1, 2007.

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

We were not engaged to examine management’s assertion about the effectiveness of CardioVascular BioTherapeutics, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
May 5, 2008

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

BALANCE SHEETS
December 31, 2006 and 2007

	For the Year Ended December 31,
	2006	2007
	(Dollars in Thousands Except Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$8,503	$310
Restricted cash	172	60
Due from an affiliate	38	139
Prepaid and Other current assets (including related party amounts of $396 and $0, as of December 31, 2006 and 2007)	1,266	543
Total Current Assets	$9,979	$1,052
Property and equipment, net of accumulated depreciation ($164 in 2006, $448 in 2007 respectively)	887	662
Deferred financing costs, net of amortization ($403 in 2006, $1,503 in 2007)	1,481	50
Other assets	80	81
Total Assets	$12,427	$1,845
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued interest payable	$557	$129
Due to affiliates	111	24
Accounts payable (Including $0 and $373 due to officers, directors, and related parties at December 31, 2006 and 2007.)	861	3,625
Short term loans, net of debt discount of $0 and $432, as of December 31, 2006 and 2007	—	1,068
Short term loans from officers	—	160
Accrued payroll and payroll taxes (includes $15, and $238 due to officers, as of December 31, 2006 and 2007)	223	519
Deferred rent	158	215
Total current liabilities	$1,910	$5,740
Derivative Liabilities
Convertible notes payable and embedded derivatives	11,635	4,205
Warrant derivatives	366	4,118
Option derivatives	1,406	867
Total Liabilities	$15,317	$14,930
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2006 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 125,458 and 149,920 shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively	125	150
Additional paid in capital	31,713	57,499
Deficit accumulated during the development stage	(34,728)	(70,734)
Total stockholders’ deficit	(2,890)	(13,085)
Total Liabilities and Stockholders’ Deficit	$12,427	$1,845

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2006 and 2007
And for the Period from March 11, 1998 (Inception) to December 31, 2007

	For the Year Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2007
	2005	2006	2007
	(Dollars in Thousands, Except per Share Data)
Operating expenses
Research and development (A)	$3,091	$7,135	$6,191	$22,804
Selling, general and administrative (B)	7,979	11,734	14,544	40,807
Total operating expenses	11,070	18,869	20,735	63,611
Operating loss	(11,070)	(18,869)	(20,735)	(63,611)
Other income (expenses)
Interest income	298	695	141	1,196
Interest expense	(1,594)	(5,961)	(8,201)	(19,652)
Other income (expenses)	—	—	—	(5)
Adjustment to Fair Value of Derivatives	—	8,174	(8,009)	165
Adjustment to Fair Value of Derivatives – Warrant and Option Derivatives	—	10,390	798	11,188
Equity in loss of unconsolidated investee	—	—	—	(15)
Net other income (expenses)	(1,296)	13,298	(15,271)	(7,123)
Net loss before provision for income taxes	(12,366)	(5,571)	(36,006)	(70,734)
Provision for income taxes	—	—
Net loss	$(12,366)	$(5,571)	$(36,006)	$(70,734)
Loss per share
Basic (loss) per share	(0.10)	(0.04)	(0.27)
Diluted (loss) per share	(0.10)	(0.04)	(0.27)
Shares used to calculate loss per share
Basic (loss) per share	120,374	124,181	134,070
Diluted (loss) per share	120,374	124,181	134,070
(A) Research and development with related parties (Notes 3 and 12)	1,221	2,975	2,152	8,250
(B) General and Administrative with related parties (Notes 3 and 12)	731	1,883	685	7,966

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from March 11, 1998 (Inception) to December 31, 2007

	Date	Price per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In Thousands Except Price per Equity Unit Data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001			93,050	93	—	(92)		1
Issuance of common stock for cash	7/9/1998	0.10			300	—		30		30
Issuance of preferred stock for cash	(1)	9.85	53	—				520		520
Net loss									(568)	(568)
Balance, December 31, 1998			53	—	93,350	93	—	458	(568)	(17)
Issuance of common stock to founders	(2)	$0.001			4,580	5	—	(5)		—
Issuance of common stock for cash	6/25/1999	0.30			67	—		20		20
Issuance of common stock for cash	6/25/1999	0.30			100	—		30		30
Issuance of common stock for cash	10/5/1999	0.30			340	—		102		102
Issuance of stock options for services								82		82
Net loss									(655)	(655)
Balance, December 31, 1999			53	—	98,437	98	—	687	(1,223)	(438)
Issuance of common stock to founders	(3)	$0.001			2,120	2	—	(2)		—
Issuance of common stock for cash	12/21/2000	0.4117			8,750	9		3,593		3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—		—		—
Issuance of common stock for services	(5)				583	1		(1)		—
Issuance of stock options for services								74		74
Net loss									(2,233)	(2,233)
Balance, December 31, 2000			51	—	110,040	110	—	4,351	(3,456)	1,005
Issuance of common stock for cash	8/10/2001	0.80			150	—	—	120	—	120
Net loss									(1,665)	(1,665)
Balance, December 31, 2001			51	—	110,190	110	—	4,471	(5,121)	(540)
Net loss									(1,328)	(1,328)
Balance, December 31, 2002			51	—	110,190	110	—	4,471	(6,449)	(1,868)
Issuance of stock options for services								47		47
Issuance of warrants for services								120		120
Net loss									(2,329)	(2,329)
Balance, December 31, 2003			51	—	110,190	110	—	4,638	(8,778)	(4,030)
Issuance of common stock for conversion of convertible notes	(6)				1,650	2		4,529		4,531
Conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)		—
Interest on benefit conversion feature								2,050		2,050
Issuance of stock options for services								79		79
Net loss									(8,013)	(8,013)
Balance, December 31, 2004			23	$—	112,650	113	2	$11,293	$(16,791)	$(5,383)

The accompanying notes are an integral part of these financial statements

	Date	Price per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			Shares	Amount	Shares	Amount
	(In Thousands Except Price per Equity Unit Data)
Issuance of common stock for cash	(8)				1,725	2		14,709		14,711
Conversion of convertible notes	(6)				4,228	4		10,327		10,331
Conversion of convertible preferred stock	(7)		(23)	—	4,325	4	(2)	(2)		—
Exercise of options	(10)				123	—		83		83
Issuance of warrant for cash	(9)							—		—
Issuance of stock options for services	(11)							1,812		1,812
Warrants exercised	(12)				848	1		(1)
Net loss									(12,366)	(12,366)
Balance, December 31, 2005			—	$—	123,899	$124	—	$38,221	$(29,157)	$9,188
Warrants exercised	(12)		—	—	89	—		—		—
Exercise of options	(10)		—	—	—	—	—	—	—	—
Options and warrants derivative	(14)		—	—				(12,278)	—	(12,278)
Reclassification of option derivative for options exercise	(16)							1,318		1,318
Reclassification of conversion and interest conversion derivative on note conversion	(17)							1,332		1,332
Reclassification of Interest conversion derivative on actual interest paid	(18)							482		482
Exercise of options	(10)				465	—		230		230
Issuance of stock for services	(13)				—	—		—		—
Conversion of convertible notes	(15)				987	1	—	1,896		1,897
Stock based compensation	(11)		—	—				479		479
Issuance of common stock for interest payments	(21)				18	—		33		33
Net loss									(5,571)	(5,571)
Balance, December 31, 2006			—	$—	125,458	$125	—	$31,713	$(34,728)	$(2,890)
Exercise of options	(10)		—	—	440	1	—	131	—	132
Stock based compensation	(11)							574		574
Options and warrants derivative	(14)		—	—	—	—	—	(279)	—	(279)
Conversion of convertible notes	(15)				19,151	19	—	14,203		14,222
Reclassification of conversion and interest conversion derivative on note conversion	(17)				—	—	—	585	—	585
Reclassification of Interest conversion derivative on actual interest paid	(18)				—	—	—	6,455	—	6,455
Issuance of stock for services as independent directors	(19)				48	—	—	48	—	48
Sale of common shares	(20)				3,650	4	—	3,256	—	3,260
Issuance of common stock for interest payments	(21)		—	—	973	1	—	607	—	608
Issuance of warrant for cash	(22)		—	—			—	6	—	6
Issuance of common shares for services	(23)				200		—	200	—	200
Net loss									(36,006)	(36,006)
Balance, December 31, 2007			—	$—	149,920	$150	—	$57,499	$(70,734)	$(13,085)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000
(4)	Preferred stock converted to common stock
(5)	Offering costs

The accompanying notes are an integral part of these financial statements

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005
(8)	Public offering of 1,725,000 common shares at $10.00 per share
(9)	Underwriters warrants sold with the public offering
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00)
(11)	Stock options and warrants issued for services.
(12)	Warrants exercised (exercise price $0.80)
(13)	Issuance of 20 commemorative shares to directors and executives.
(14)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19.
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the years ended December 31, 2005, 2006 and 2007 in addition to the period from March 11, 1998 (inception) to December 31, 2007, $0, $1,897,514, $14,222,486 and $16,120,000 of senior secured convertible notes payable were converted into 0, 987,219, 19,150,903 and 20,138,122 shares of uncommitted common stock and also $0, $103,161, $0 and $103,161 of senior secured convertible notes payable were converted into 0, 74,518, 0 and 74,518 shares of committed common stock, respectively. During the year ended December 31, 2006 and 2007, $33,028 and $607,811 of interest on senior secured convertible notes were paid with common stock.
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
(19)	Issuance of stock for services as independent directors
(20)	Sale of common stock at $1.00 each
(21)	Issue of common stock for interest payments on senior secured notes
(22)	Issue of warrants for cash
(23)	Issuance of shares to a vendor as per contract terms.

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2005, 2006, and 2007
and for the Period from March 11, 1998 (Inception) to December 31, 2007

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2007
	2005	2006	2007
	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(12,366)	$(5,571)	$(36,006)	$(70,734)
Adjustments to reconcile net loss to net cash provided by operating activities:(a)
Depreciation	12	150	284	454
Termination of financing cost	—	—	466	466
Amortization of beneficial conversion feature	710	—	—	2,050
Amortization of deferred debt financing costs	713	403	930	3,468
Interest paid in common stock	—	33	608	641
Issue of stock options in kind	—	—	200	200
Stock based compensation and other payments	1,812	479	574	3,147
Stock issued for services rendered	—	—	48	48
Warrants issued for services rendered	—	1,202	3,225	4,547
Amortization of discount related to warrants derivatives	—	618	794	1,412
Amortization of conversion feature	—	1,617	2,804	4,422
Amortization of interest on conversion feature	—	1,284	2,226	3,511
Amortization of discount debt in connection with short term notes	—	—	75	75
Adjustment to fair value of derivatives	—	(8,174)	8,009	(165)
Adjustment to fair value of derivatives – warrant and option derivatives	—	(10,390)	(798)	(11,188)
Equity in loss of unconsolidated investee	—	—	—	15
(Increase) decrease in:
Due from an affiliate	(2)	(36)	(101)	(139)
Prepaid and Other current assets (including $396 paid to related party in 2006, none paid in 2007)	30	(817)	723	(543)
Other assets	(21)	(53)	—	(96)
(Increase) decrease in:
Due to an affiliate	—	111	(87)	24
Accounts payable	(539)	687	2,764	3,625
Accrued payroll and payroll taxes	107	98	296	519
Accrued interest	(1,187)	556	(428)	129
Deferred rent	—	158	57	215
Net cash used in operating activities	(10,731)	(17,645)	(13,337)	(53,897)
Cash flows from investing activities
Purchase of investment – restricted cash	(52)	(35)	112	(60)
Proceeds from sale of restricted cash	—	—	—	—
Purchase of property and equipment	(181)	(837)	(60)	(1,116)
Net cash (used in) investing activities(b)	(233)	(872)	52	(1,176)
Cash flows from financing activities
Proceeds from sale of preferred stock – Pre IPO	—	—	—	520
Proceeds from sale of common stock – Pre IPO	—	—	—	3,904
Proceeds from issuance of notes payable – Pre IPO	—	—	—	14,092

The accompanying notes are an integral part of these financial statements

	For the Years Ended December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2007
	2005	2006	2007
	(Dollars in Thousands)
Proceeds from notes payable issued under Reg D – Pre IPO	—	—	—	800
Proceeds from sale of common stock – IPO	15,548	—		15,548
Proceeds from notes payable issued under Reg D – Post IPO	—	20,000	—	20,000
Proceeds from sale of common shares under Reg S			3,650	3,650
Financing costs for Reg S paid in cash	—	—	(176)	(176)
Proceeds from the issuance of warrants			6	6
Proceeds from exercise of options and warrants	82	230	132	444
Proceeds from issuance of short term notes	—	—	1,885	1,885
Payment of short term notes	—	—	(225)	(225)
Payment of financing cost – Pre IPO		(1,884)	(180)	(4,199)
Cash paid for deferred offering costs	—	—		(866)
Due to net increase/(decrease) in affiliates	(522)	—	—	—
Net cash provided by financing activities(c)	15,108	18,346	5,092	55,383
Increase (decrease) in cash and cash equivalents	4,144	(171)	(8,193)	310
Cash and cash equivalents beginning of year	4,530	8,674	8,503	—
Cash and cash equivalents end of year	$8,674	$8,503	$310	$310
Supplemental disclosures of cash flow information
Interest paid	$1,357	$1,306	$1,185	$3,853
Income taxes paid	$—	$—	$—	$6

(a)	Including amount with related parties of $1,952, $4,858, $2,836, and $16,216, respectively.
(b)	Including amount with related parties of $0, $0, $0 and $0, respectively.
(c)	Including amount with related parties of $ $(523), $(1,850), $360, and $ (3,626), respectively.

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOW - (continued)
For the Years Ended December 31, 2005, 2006, and 2007
And for the Period from March 11, 1998 (Inception) to December 31, 2007

Supplemental Disclosure of Non-Cash Financing Activities

(1)	In February 2007, 48,000 shares were issued to the independent directors for their services.
(2)	In January 2007, the Company paid in cash the interest on the convertible note. A pro-rata amount of the interest convertibility feature derivative was fair valued using the Black-Scholes Model, resulting in a reclassification of $531,923 from the derivative to paid-in-capital.
(3)	In March 2006, 100,000 warrants, with an exercise price of $0.80, were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3.00 was paid in cash upon exercise of the warrants on a cashless basis.
(4)	In May 2006, 20 commemorative shares that had a total fair value of $122 were issued to the founders and the executives.
(5)	In December 2002, the Company disposed of fully depreciated assets with value of $6,026.

Supplemental Disclosure of Non-Cash Financing Activities	For the Year Ended December 31, 2005	For the Year Ended December 31, 2006	For the Year Ended December 31, 2007	For the Period from March 11, 1998 to December 31, 2007
1) Number of shares of post-split adjusted common stock to founders	—	—	—	99,750,000
2) Number of shares of post-split adjusted common stock for services	—	—	—	583,000
3) Beneficial conversion feature in connection with issuance of convertible notes payable Series I, II, and IIa	$—	$—	$—	$2,050,000
4) Number of convertible preferred stock converted to common stock	—	—	—	52,850
5) Convertible preferred stock converted to common stock – See line 4 – (b)	—	—	—	5,285,000
6) Convertible notes payable converted to common stock	$—	—	$—	$14,862,200
7) Convertible notes payable converted to common stock – See line 6	—	—	—	5,877,550
8) Amount of Senior secured convertible notes payable converted to uncommitted common stock – (a)	$—	1,929,470	$14,222,486	$16,151,956
9) Senior secured convertible notes payable converted to uncommitted common – See line 8	—	1,004,953	19,430,966	20,435,919
10) Amount of senior secured convertible notes payable converted to committed common	—	100,269	—	—
11) Senior secured convertible notes payable converted to committed common – See line 10	—	74,518	—	—
12) Interest on Senior Secured notes paid in common stock	—	33,030	607,118	—
13) Fair Market Value of Warrants issued in connection with short term notes	$—	$—	$507,000	$507,000

(a)	In addition, the amount of converted notes was valued using the Black-Scholes Model resulting in $6,454,831 of the embedded derivatives being reclassified from liability to paid in capital.
(b)	During the period ended December 31, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.
(6)	In July 2007, 3,650,000 shares of common stock were sold at $1.00 per share.
(7)	In December 2007, 200,000 shares of common stock at $1.00 per share were issued to a vendor as per the consulting agreement for their consulting fees.

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 1. Description of Business

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio” or the “Company”) is a development stage biopharmaceutical company focused on developing and marketing protein drug candidates that are designed to be used in the treatment of cardiovascular disease. Cardio was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. and in February 2004, changed its name to CardioVascular BioTherapeutics, Inc. Since inception, the Company has been engaged in research and development activities associated with bringing its products to market.

Note 2. Management’s Plan

The company requires additional capital in order to continue its operations at the planned level. Here are selected information as of December 31, 2005, December 31, 2006, and December 31, 2007:

	As of
	December 31, 2005	December 31, 2006	December 31, 2007
	(In Thousands)
Cash and cash equivalent	8,674	8,503	310
Restricted cash	137	172	60
Stockholders' deficit	9,188	(2,890)	(13,085)
Net Loss	(12,366)	(5,571)	(36,006)

Historically, the Company has successfully obtained external financing through public offerings, private placements of equity and private placements of convertible debt. The Company plans to raise additional capital through a private placement of common stock.

The Company is also taking actions to address both short-term and long-term liquidity in the following ways:

•	On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of April 1, 2008, the Company has received gross proceeds of $200,000.
•	On May 21, 2007, the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. The Company has extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, the Company has received an additional $725,000 subsequent to December 31, 2007.
•	Developing additional sources of debt and equity financing to satisfy the Company's current and future operating requirements.
•	Pursuing opportunities for licensing of drug indications for co-development, clinical trials, marketing and distribution.
•	Pursuing opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2. Management’s Plan  – (continued)

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

Note 3. Transactions and Contractual Relationships with Affiliated Entities

The Company is a member of an affiliated group through common management that includes Phage Biotechnology Corporation (“Phage”), Cardio Phage International (“CPI”), Sribna Culya Biopharmaceuticals Inc. (“Sribna”), Proteomics Biopharmaceuticals Technologies Inc. (“Proteomics”), Zhittya Stem Cell Medical Research Company Inc. (“Zhittya”), Qure Biopharmaceuticals, Inc. (“Qure”), known collectively as the “affiliates”. The common management of the Company and Phage spend a sufficient amount of their time with the Company and Phage to satisfy the needs for the Company and Phage, and the remaining balance to other interests.

Daniel C. Montano, John W. Jacobs and Mickael A. Flaa are, respectively, President/Chairman of the Board/Chief Executive Officer, Chief Operating Officer/Chief Scientific Officer, and Chief Financial Officer of both the Company and Phage. Upon completion of the public offering, Mr. Flaa and Dr. Jacobs joined the Company’s Board of Directors. Daniel C. Montano is a principal stockholder in Cardio, Phage, Proteomics, Zhittya, and Qure. Daniel C. Montano, Dr. Thomas J. Stegmann and Dr. Jacobs are members of the Board of Directors of CPI. Mr. Grant Gordon, one of the Company’s current Board members, is a member of the Board of Directors of CPI and is CPI’s President. Mr. Flaa, one of the Company’s current Board members and the Company’s CFO, is CPI’s CFO.

The following are or were the business activities performed by each affiliate:

Active Affiliated Companies:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company's officers and directors, and the Company control percentages of the common stock of Phage;

Ownership in Phage	Cardio’s Directors and Officers %	Cardio %
Percentage of ownership in Phage	29.3	4.3
•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to the Company only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each has the right to appoint 45% of CPI's directors.

Inactive Affiliated Companies:

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);
•	Proteomics was developing a non-injection method for medical protein (currently inactive);
•	Zhittya was researching adult stem cells (currently inactive); and
•	Qure was developing commercial medical applications (currently inactive); Qure owns less than 1% of the Company's common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

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

Joint Patent Agreement

The Company entered into a joint patent agreement with Phage as of February 28, 2007 (the “Joint Patent Agreement”). The Company plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. The Company and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”) pursuant to which Phage granted the Company a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that the Company would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. The Company and Phage superseded the Joint Ownership Agreement with the Joint Patent Agreement to specify those future patents and patent applications that are to be subject to joint ownership and to restate the licenses granted in the Joint Ownership Agreement. The Company and Phage acknowledge that the jointly owned and cross-licensed rights are vital to the parties' respective plans for development and commercialization and further clarified the parties' respective rights and provided for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, the Company agreed to pay a 6% royalty to Phage on the net sales price of finished product to the end customer or distributor. The rights and obligations set forth in the Joint Patent Agreement end upon the later of (a) the expiration of the last to expire jointly owned patent and (b) the abandonment of the last pending jointly owned patent application.

Currently it is the Company's intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, the Company has the right to and may choose to use a third party for manufacturing and is exploring additional contract manufacturers for its drug candidates.

The Company paid Phage for technical development services and for manufacture of its drug candidates for clinical trials:

		For the Year Ended December 31,		For the Period from March 11, 1998 (Inception) to December 31, 2007
	2005	2006	2007
	(In Thousands)
Technical development services	$578	$2,373	$1,571	$5,507

Phage has provided the Company with administrative support in Phage's research facility and billed the Company for Phage's actual costs incurred plus the Company's pro-rata share (This is based on costs incurred for the Company as compared to total Phage overhead costs) of Phage's overhead costs.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

		For the Year Ended December 31,		For the Period from March 11, 1998 (Inception) to December 31, 2007
	2005	2006	2007
	(In Thousands)
Administrative support provided by Phage	$264	$145	$37	$1,197

Distribution Agreement

The Company and Phage have entered into a distribution agreement with CPI, a Bahamian company, to handle future distribution of the Company’s drugs and any other products licensed to CPI when available for commercial distribution. CPI's territory is limited to areas other than the United States, Canada, Europe (defined as the Ural Mountains west including Iceland, excluding Turkey and Cyprus), Japan and with respect to the Company only, the Republic of Korea, the Republic of China and Taiwan. Phage and Cardio each own approximately 43% of the CPI outstanding stock and the companies have the right to each appoint 45% of the CPI board. The Company has made no payments to CPI and does not anticipate making any payments in the near future.

As of December 31, 2003, the Company accounted for its 43% interest in Cardio Phage International (CPI) under the equity method. As of December 31, 2004, the Company's Statement of Operations includes a loss of $15,000, which represents the Company's equity in loss on its investment in CPI. The loss reduced the Company's investment in CPI to zero and, as a consequence, CPI's ongoing operations will not negatively affect the Company's future financial results. The Company has no obligation to fund future operating losses nor has any guarantees on any of CPI's obligations. There is no material difference between the Company's carrying value for CPI and underlying equity in CPI's net assets. There is no quoted market price for CPI's net assets. There is no quoted market price for CPI's shares.

Royalty Agreement

The Company has entered into an agreement with Dr. Thomas J Stegmann, one of the Company’s directors, Co-President and Chief Clinical Officer, whereby the Company will pay Dr. Stegmann a royalty of one percent of the Company’s net revenue (as defined) from commercial sales of the Company’s drugs in exchange for rights granted to the Company to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. The Company has made no payments to Dr. Stegmann under this agreement.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

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

Terms of Rental Agreement Prior to Release on May 23, 2007

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

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

Guaranty from Daniel C. Montano

On March 20, 2006, Daniel C. Montano, the Company's Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed any and all obligations of the Company resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of the drugs in which FGF-1141 is the active pharmaceutical ingredient after such drug has been approved by the FDA provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company's common stock.

After the Company's obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

Note 4. Summary of Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting substantially all of its present efforts to its formation, fundraising and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through December 31, 2007, the Company has accumulated a deficit of approximately $70.7 million. There can be no assurance that the Company will; (a) have sufficient funds available to complete its research and development programs or (b) be able to commercially manufacture or market any products in the future, (c) be successful to attain significant future revenue, (d) or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to compensation expense for options, warrants and common stock issued for services.

Cash and Cash Equivalent

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted Cash

The restricted cash is required as collateral for the Company's credit card facilities.

	As of
	December 31, 2005	December 31, 2006	December 31, 2007
	(In Thousands)
Restricted cash	$137	$172	$60

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB” Statement No. 109 (“FIN 48) FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At the adoption date of January 1, 2007, we did not record any liabilities for uncertain tax position.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For specific Company financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

Valuation of Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as an Adjustment to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are valued using the Black-Scholes Model.

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

	As of
	December 31, 2006	December 31, 2007
	(In Thousands)
Deferred financing cost (a)	$1,883	$1,553
Amortization of the deferred costs	402	1,503
Deferred financing cost, net of amortization	1,481	50

(a)	The deferred financing costs during the third quarter of 2007 included $215,000 associated with the Private Placement of common stock to the investor, which was recorded in additional paid in capital and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement.

At June 30, 2007, the Company determined that $1.2 million of deferred finance costs associated with its AIM listing (Alternative Investment Market of the London Stock Exchange) may not have future value;

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

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

	As of
	December 31, 2005	December 31, 2006	December 31, 2007
	(In Thousands)
Marketing expenses	$1,485	$2,733	$219

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2006 and 2007, uninsured portion of cash is as follow:

	As of
	December 31, 2005	December 31, 2006	December 31, 2007
	(In Thousands)
Uninsured Cash	$8,596	$8,475	$207

Loss per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the Company incurring net losses, basic and diluted loss per share are the same.

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2005, December 31, 2006, and December 31, 2007 since their effect would have been anti-dilutive:

	December 31, 2005	December 31, 2006	December 31, 2007
	(Shares in Thousands)
Stock options	3,161	2,455	858
Warrants	375	110	—
Convertible notes payable	—	467	1,327

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Compensation

	For the Year Ended December 31,
	2006	2007
	(In Thousands)
Research and development	$369	$196
General and administration	$110	$174
Total Stock-based compensation expense (options)	$479	$370
Stock-based compensation (warrants)	$—	$204
Total Stock-based compensation	$479	$574

Stock Based Compensations for Options Granted in 2006 and 2007:

Period	Estimated Fair Market Value	Expected Volatility (%)	Risk-Free Interest Rate (%)	Weighted Average Expected Life (Years)	Expected Dividend Yield (%)
1stQuarter – 2006	$240,254	76	4.785	5	—
2nd Quarter – 2006	13,270	79	5.125	5	—
3rd Quarter – 2006	11,272	77	4.570	10	—
4th Quarter – 2006	235,920	77	4.670	10	—
Total – 2006	$500,716				—
1st Quarter – 2007	309	68	4.640	10	—
2nd Quarter – 2007	1,982	68	4.480	10	—
3rd Quarter – 2007	377	68	5.030	10	—
4th Quarter – 2007	275,346	67	3.83	10	—
Total – 2007	$278,014

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

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

Recently Issued Accounting Pronouncements

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes-Model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company has adopted SAB 110.

In December 2007, the FASB issued FASB Statement No 141(R) which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting — the acquisition method — to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. The company does not believe SFAS No 141 will have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No 160 which mends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the non-controlling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent. This Statement therefore improves the completeness, relevance, and transparency of the information provided in the consolidated financial statements. The company does not believe SFAS No 160 will have a significant impact on its financial position or results of operations

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 5. Cash, Cash Equivalents and Restricted Cash

Cash, Cash Equivalents and Restricted Cash Consisted of the Following at December 31, 2006 and 2007:

	December 31,
	2006	2007
	(Dollars in Thousands)
Cash in bank	$8,503	$310
Restricted cash	172	60
Total	$8,675	$370

Note 6. Prepaid and Other Current Assets

Prepaid Assets Consisted of the Following at December 31, 2006 and 2007:

	December 31,
	2006	2007
	(Dollars in Thousands)
Prepaid clinical trial costs(a)	$142	$184
Prepaid related party(b)	396	—
Prepaid insurance(c)	83	75
Prepaid legal fees(d)	312	10
Prepaid trade shows(e)	51	—
Prepaid other and other current assets(f)	282	274
Total	$1,266	$543

Prepaid Expenses at December 31, 2007 include:

(a)	Includes prepaid amounts associated with studies conducted by Florida State University and Orthopaedic Education. These amounts are to be applied against the final invoices and will be recognized in “Statement of Operations” as Research and Development upon the completion of these trials.
(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense.
(d)	Includes prepaid insurance associated with professional fees paid to Cotton & Gundzik, and Baker & McKenzie.
(f)	Includes $115,000 prepaid amount to Phage Biotechnology, a related party, and $45,622 for prepaid January 2008 rent. These items will be recognized in “Statement of Operations” as general and administrative expense as they occur.

Prepaid Expenses at December 31, 2006 Include:

(a)	Includes prepaid amounts associated with clinical trials conducted by contractors such as: bioRasi and Catheter and Disposables Technologies, Inc. These amounts are to be applied against the final invoices and will be recognized in the “Statement of Operations” as research and development upon the completion of these trials.
(b)	Is a prepaid amount to Phage Biotechnology a related party. In August 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal the Company received. The total project cost is estimated to be $528,000. The

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Prepaid and Other Current Assets  – (continued)

Company has paid $396,000 to Phage for this project as of December 31, 2006. The Company will recognize this expense in the “Statement of Operations” as research and development upon transfer of the goods in 2007.
(c)	Includes prepaid insurance associated with directors and officers which is amortized over a 12 month period to the “Statement of Operations” as general and administrative expense (includes $350,000 insurance paid on February 15, 2006).
(d)	Includes prepaid legal fees associated with investor relations programs, SEC Counsel, tax advisory services and legal retainer fees. Legal prepayments are retainer amounts that are required by legal providers to initiate services. These retainers remain recorded as prepaid until the relationship or the project is completed. At that time, these retainers will be recognized in the “Statement of Operations” as legal expense.
(e)	Includes prepaid amounts associated with trade shows in San Francisco, London, Las Vegas, and Washington D.C. These items will be recognized in “Statement of Operations” as general and administrative expense as they occur.
(f)	Includes $50,848 of prepaid amounts associated with consultants who are paid in the beginning of each month and $47,704 of rent. These items will be recognized in the “Statement of Operations” as general and administrative expense as they occur.

Note 7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2007
	(Dollars in Thousands)
Furniture, fixtures, and equipment	$679	$737
Scientific equipment	86	85
Leasehold Improvements	286	288
Less accumulated depreciation	(164)	(448)
Property and equipment net of accumulated depreciation	$887	$662

Depreciation expense (in thousands) for the years ended December 31, 2005, 2006, 2007, and the period from March 11, 1998 (inception) to December 31, 2007 were $12, $150, $284 and $454 respectively.

The company disposed of fully depreciated assets with a value of $6 on December 31, 2002.

Note 8. Due to and from Affiliates

Due to/from affiliates at December 31, 2006, and 2007 consisted of the following:

	December 31,
	2006	2007
	(Dollars in Thousands)
Due to Phage	$(111)	$(24)
Due from Phage	38	139
Total	$(73)	$115

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 9. Demand Notes with Stock Purchase Warrants

The Company issued unsecured demand notes to investors during the year ended December 2007 in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash. Some of these notes were issued with detachable warrants. These demand notes have various interest rate terms ranging from 10% to 16%. At December 31, 2007, $11,444 of interest was accrued for these notes. These notes are due upon demand, and not due until demand is made. Commissions earned for the sale of these notes was $42,000, of which $12,000 was earned by a related party.

The Company issued unsecured demand notes to principal officers during the year ended December 2007. At December 31, 2007 there were $160,000 of notes issued to principal officers which have no stated maturity and have an interest at a rate of 6%per annum. The interest accrued on these notes to the principal officers is $1,946.

Short Term Notes	Short Term Notes Issued	Fees	Interest %	Term of the Note (Days)	Repayment of the Short Term Notes	Short Term Notes Outstanding as of December 31, 2007
October 2007(a)	60,000	—	6%	30	—	60,000
October 2007(a)	100,000	—	6%	30	—	100,000
November 2007(a)	150,000	—	—	61	150,000	—
	310,000					160,000
October 2007(i)	75,000	—	81%	30	75,000	—
November 2007(b)(i)	100,000	—	16%	45	—	100,000
November 2007(b)(i)	200,000	—	16%	45	—	200,000
December 2007(b)	300,000	—	10%	91	—	300,000
December 2007(b)	300,000	—	10%	91	—	300,000
December 2007(b)	100,000	7,000	10%	91	—	93,000
December 2007(b)	50,000	3,500	10%	91	—	46,500
	50,000	3,500	10%	91	—	50,000
December 2007(b)	300,000	21,000	10%	91	—	300,000
December 2007(b)	100,000	7,000	10%	91	—	100,000
	1,575,000	42,000			75,000	1,500,000

(i)	These Notes were issued with stated interest amounts. The interest rates shown above were calculated on an annual rate basis.
(a)	These Notes from principal officers.
(b)	These Notes issued to investors with detachable warrants.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 9. Demand Notes with Stock Purchase Warrants  – (continued)

The warrants are for the purchase of 1,400,000 shares of the Company's common stock at $1.00 per share. The warrants have a term of five years and are exercisable upon issue. The Company allocated the fair value of the warrants against the amount of the Notes. The relative fair value of the warrants was determined to be approximately $507,000, which was determined using the Black-Scholes Model, was recorded as additional paid-in capital and reduced the carrying value of the notes (see (a) below). The discount on debt is being amortized to interest expense over the initial term of the notes. The Black-Scholes Model calculation incorporated the following assumptions in the table summarized at December 31, 2007:

Warrants Granted	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value	Exercise Price per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Expected Dividend Yield %	Initial Term Days	Amortization for December 2007
November 2007	200,000	44,000	1	5	3.99%	63.34%	—	42	10,476
November 2007	100,000	22,000	1	5	3.99%	63.34%	—	42	5,238
December 2007	300,000	75,000	1	5	3.28%	63.36%	—	91	22,253
December 2007	200,000	90,000	1	5	3.65%	64.05%	—	91	9,890
December 2007	187,500	84,375	1	5	3.64%	64.05%	—	91	17,617
December 2007	50,000	22,500	1	5	3.64%	64.05%	—	91	4,945
December 2007	37,500	16,875	1	5	3.64%	64.05%	—	91	3,523
December 2007	25,000	11,250	1	5	3.64%	64.05%	—	91	1,360
December 2007	300,000	141,000	1	5	3.45%	64.12%	—	91	—
	1,400,000	507,000							75,302

For the year ended December 31, 2007, debt discount of $75,302 was amortized to interest expense.

(a) The warrants associated with the notes were fair valued upon their issuance and again on December 31, 2007. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through December 31, 2007.

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

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at December 31, 2007.

Change Period	Fair Valued at Issuance	Fair Valued from Issuance to December 31, 2007	Net Change in Fair Value Between Periods
	(In Thousands)
Total fair value of derivatives at respective periods	$507	$658	$(151)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 9. Demand Notes with Stock Purchase Warrants  – (continued)

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative
At issuance	—	63.34% – 64.12%	3.28% – 3.99%	4.85 – 5.00	$0.53 – $0.88
As of December 31, 2007	—	64.12	3.450	4.95	$0.88

Note 10. Convertible Notes Payable

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

As of December 31, 2007, the Company had $3,880,000 principal amount outstanding of such convertible notes, which was convertible at the option of the holders into 3,880,000 shares of common stock based on the re-set Fixed Conversion Price of $1.00 per share. However, the notes are convertible at 94% of the average of the preceding five days' weighted average trading price, if the result is lower than $1 per share. Conversion of the senior secured notes into the Company's common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company's assets secure the notes.

On May 21, 2007, the Convertible Senior Secured Notes were fair valued according to the original terms of the agreement for the period starting April 1, 2007, through May 21, 2007. On May 21, 2007 the Convertible Notes were fair valued for the re-pricing. On June 30, 2007, the Senior Secured Notes were fair valued reflecting the re-pricing of the convertible notes. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through December 31, 2007.

Period	Fair Valued at March 31, 2007	Fair Valued from March 31, 2007 to May 21, 2007	Fair Valued from May 21, 2007 to 21-May-07	Fair Valued from May 21, 2007 to 30-Jun-07	Fair Valued from June 30, 2007 to 30-Sep-07	Fair Valued from September 30, 2007 to 31-Dec-07
	(In Thousands)
Warrants	$61	$7	$1,566	$2,058	$132	$881
Convertibility Feature	84	8	3,433	3,998	293	631
Interest Convertibility Feature	40	14	15	414	35	47
Total fair value of derivatives at respective periods	$185	$29	$5,014	$6,470	$460	$1,559

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Net Decrease (Increase) Recorded as Adjustment to Fair Value	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	For the Year Ended December 31, 2007
	(In Thousands)
Change between reporting periods	$406	$(6,285)	$6,010	$(1,099)	$(968)
Reclass of derivative from liability to equity due to actual interest paid	(264)	(269)	(53)	—	(586)
Reclass of derivatives from liability to equity due to conversion	(2,088)	(1,584)	(1,238)	(1,545)	(6,455)
Total	$(1,946)	$(8,138)	$4,719	(2,644)	$(8,009)

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

Conversion of Senior Secured Notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock
3rd quarter – 2006	$295,723	107,716	$2.75	$7,573
4th quarter – 2006	1,601,791	879,503	1.82	25,455
Total – 2006	$1,897,514	987,219		$33,028
1st quarter – 2007	3,493,266	3,653,980	0.96	72,225
2nd quarter – 2007	3,250,441	3,415,227	0.95	32,409
3rd quarter – 2007(a)	3,703,497	4,954,215	0.75	222,578
4th quarter – 2007(b)	3,775,282	7,127,481	0.53	280,589
Total – 2007	$14,222,486	19,150,903		$607,811
Total – 2006 and 2007	$16,120,000	20,138,122		$640,839

(a)	The amount of $222,578 includes $164,556 interest paid for the second quarter in common stock of 194,972 during the third quarter.
(b)	The amount of $280,100 includes $239,247 interest paid for the third quarter in common stock of 497,710 during the fourth quarter.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

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

The following table summarizes Convertible notes discounts and derivative values outstanding at December 31, 2007:

(In Thousands)
Convertible Notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(16,120)
Convertible notes at face value at December 31, 2007	3,880
Discount on Notes:
Embedded derivatives	(8,196)
Warrant derivatives	(2,383)
Net convertible notes on December 31, 2007	(6,699)
Amortization of discount from derivatives	9,345
Convertible notes at December 31, 2007	2,646
Embedded derivatives at fair value at December 31, 2007	678
Warrant derivatives at fair value at December 31, 2007	881
Net Convertible notes, embedded derivatives and warrant derivatives at December 31, 2007	$4,205

The following table defines derivatives:

Item #	Derivatives	Definition
1	Warrants Derivative	The Company sold warrants in connection with the sale of senior secured convertible notes on March 20, 2006. The warrants were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Item #	Derivatives	Definition
2	Conversion Feature Embedded Derivative	As part of the sale of the senior secured convertible notes on March 20, 2006, the buyer has the right to convert up to 10% of the initial balance in to common stock each month starting August 20, 2006. The conversion feature derivatives were fair valued at March 20, 2006 and subsequently have been and are revalued at the end of each quarter.
3	Interest Conversion Embedded Derivative	As part of the sale of the senior secured convertible notes at March 20, 2006, the Company has the right to pay interest with its common stock upon the registration effective June 12, 2006. The interest conversion derivatives were fair valued at March 20, 2006 and subsequently have been and are revalued at the end of each quarter.
4	Options issued to non-employees Derivatives	As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued options to non-employees as option derivatives, which are revalued at the end of each quarter.
5	Warrants issued to non-employees Derivatives	As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives, which are revalued at the end of each quarter.

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative – Convertible Note
As of March 20, 2006	—	74.6	4.59	3	$7.15
As of December 31, 2006	—	71.44 – 84.04	4.62 – 4.83	2	$1.48
March 31, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – June 30, 2007	—	78.21	4.89	2	$0.89
As of September 30, 2007	—	44.56	3.97	1.5	$0.50
As of December 31, 2007	—	45.35	3.34	1.25	$0.88
Conversion feature embedded derivative – Convertible Note
As of March 20, 2006	—	74.6	4.59	3	$7.15
As of December 31, 2006	—	71.44 – 84.04	4.62 – 4.83	2	$1.48
March 31, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – June 30, 2007	—	78.21	4.89	2	$0.89
As of September 30, 2007	—	44.56	3.97	1.5	$0.50
As of December 31, 2007	—	45.35	3.34	1.25	$0.88

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Interest Conversion embedded derivative – Convertible Note
As of March 20, 2006	—	74.6	4.59	3	$7.15
As of December 31, 2006	—	71.44 – 84.04	4.62 – 4.83	2	$1.48
March 31, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – June 30, 2007	—	78.21	4.89	2	$0.89
As of September 30, 2007	—	44.56	3.97	1.5	$0.50
As of December 31, 2007	—	45.35	3.34	1.25	$0.88
Options issued to non-employees derivative
As of March 20, 2006	—	74.6	4.59	(a)	$7.15
As of December 31, 2006	—	71.44 – 84.04	4.62 – 4.83	(a)	$1.48
March 31, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – June 30, 2007	—	78.21	4.89	2	$0.89
As of September 30, 2007	—	44.56	3.97	1.5	$0.50
As of December 31, 2007	—	47.61 – 67.22	3.05 – 4.04	1.58 – 9.90	$0.88
Warrants issued to non-employees derivative
As of March 20, 2006	—	74.6	4.59	(a)	$7.15
As of December 31, 2006	—	71.44 – 84.04	4.62 – 4.83	(a)	$1.48
March 31, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – May 21, 2007	—	79.65	4.74	2	$0.75
May 21, 2007 – June 30, 2007	—	78.21	4.89	2	$0.89
As of September 30, 2007	—	44.56	3.97	1.5	$0.50
As of December 31, 2007	—	63.48 – 67.22	3.45 – 4.04	4.78 – 9.90	$0.88

(a)	The range of the expected life and exercise prices are consistent with each individual instrument.

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives	Balance as of December 31, 2006	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion	Balance as of December 31, 2007
	(In Thousands)
Warrant derivative – convertible note (A)	$172	$709	$—	$—	$881
Embedded derivatives (B)	419	7,300	—	(7,041)	678
Change in fair value (C) = A+B	591	8,009	—	(7,041)	1,559
Option derivative – non-employees	1,406	(818)	154	125	867
Warrant derivative – non-employees	366	20	3,225	507	4,118
Change in fair value (D)	1,772	(798)	3,379	632	4,985
Total warrant and options derivative non-employees (E) = C+D	2,363	7,211	3,379	(6,409)	6,544

The Company revalues the derivatives at the end of each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations.

For the year ended December 31, 2006, and December 31, 2007 conversion by note holders of convertible notes and interest into common stock and payment of interest in cash each resulted in reclassifying the fair value of the respective derivative feature on the transaction date from liability to equity in an amount aggregating $1,813,832 and $6,620,143.

In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at December 31, 2007.

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in the Company's stock price during the reported period as well as assumptions regarding a number of complex and subjective variables used in the Black-Scholes Model. If the Company's stock price decreases sufficiently, the Company may show “Other Income” conversely, if it increases the Company may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income.” Conversely, if it decreases the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended December 31, 2007, the Company's stock price has decreased from $7.15 to $0.45 and was $0.88 at December 31, 2007. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model decreased from 44.56% to 84.04%. As of December 31, 2007, the Company shows $11,188,380 of adjustment to the fair value of derivatives as Other Income as of December 31, 2007.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Options derivative transactions – Non-employees for options granted and transferred:

Period	Options Granted	Exercise Price – Non- Employees	Estimated Fair Value on the Date Options Granted or Transferred	Option Derivatives as of December 31, 2007	Transfer of Fully Vested Employee Stocks to Non-Employee
During quarter ended December 31, 2006(a)	150,000	$10	$228,000	$126,401	—
During the quarter ended March 31, 2007(b)	—	0.3	435,600	—	440,000
During quarter ended December 31, 2007(c)	310,000	1	125,240	96,865	—

All options were issued for future services and will be expensed over the vesting period. The Black-Scholes Model is used to estimate the fair value of the options.

(a)	Expected life of 10 years, volatility of 77%, risk free rate of interest of 4.58% – 4.67% and an expected dividend yield of zero.
(b)	Expected life of 10 years, volatility of 71.22%, risk free rate of interest of 4.85% and an expected dividend yield of zero. Transaction is done as a function of law.
(c)	Expected life of 10 years, volatility of 67.22%, risk free rate of interest of 4.04% and an expected dividend yield of zero. Transaction is done as a function of law.

Change in the fair value of options and warrant derivatives:

Adjustments to Fair Value of Derivatives – Options and Warrants	At March 31, 2007	At June 30, 2007	At September 30, 2007	At December 31, 2007	Total
		(In Thousands)
Adjustment to the fair value of option derivatives(a)	$(64)	$(727)	$(454)	$427	$(818)
Adjustment to the fair value of warrant derivatives	(488)	(121)	(100)	729	20
Total adjustments to fair value	$(552)	$(848)	$(554)	$1,156	$(798)

(a)	Assumptions for Quarter ended March 31, 2007 were as follow: (1) dividend yield of 0%, (2) the range of the expected volatility of 64.83% to 76.30%, (3) the range of the risk-free interest rate of 4.87% to 5.03% and (4) the range of the expected life and exercise prices consistent. See previous tables for assumptions used for June 30, September 30, 2007 and December 31, 2007.

Stock Option Transactions – Non-Employees	Number of Option Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate %	Expected Remaining Life (Years)	Decrease In the Fair Value of Option Derivatives
Quarter 1 – 2007	160,000	0	70.86 – 71.25	4.45 – 4.87	2.75	$122,698
Quarter 2 – 2007	180,000	0	69.58 – 70.94	4.55 – 4.98	2.50	163,400
Quarter 3 – 2007	40,000	0	73.36	4.56	2.25	24,640
Quarter 4 – 2007	—	0	—	—	—	—
Total – 2007	380,000					$310,738

Non-employee option holders' exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Warrant Transactions – Non Employee	Warrant Issued	Dividend Yield %	Expected Volatility %	Risk Free interest %	Expected Life (Years)	Fair Value on the Date of Warrants Granted	Exercise Price	Warrants Issued with the Short Term Notes
April – 2006(a)	250,000	0	79	5.125	10	$1,602,500	$10	No
October – 2007(c)	3,700,000	0	63	4.42	5	$1,374,065	$1	No
November – 2007(b)	550,000	0	67	3.83	10	$223,987	$1	No
November – 2007(d)	200,000	0	63	3.99	5	$44,058	$1	Yes
November – 2007(d)	100,000	0	63	3.99	5	$22,029	$1	Yes
December – 2007(d)	300,000	0	63	3.28	5	$76,705	$1	Yes
December – 2007(d)	200,000	0	64	3.64	5	$90,132	$1	Yes
December – 2007(d)	187,500	0	64	3.64	5	$84,499	$1	Yes
December – 2007(d)	50,000	0	64	3.64	5	$22,533	$1	Yes
December – 2007(d)	37,500	0	64	3.64	5	$16,900	$1	Yes
December – 2007(d)	25,000	0	64	3.64	5	$11,267	$1	Yes
December – 2007(d)	300,000	0	64	3.45	5	$141,681	$1	Yes
December – 2007(c)(i)	1,200,000	0	67	4.04	10	$754,928	$1	No
December – 2007(c)	500,000	0	64	3.52	5	$235,633	$1	No
December – 2007(c)	500,000	0	64	3.52	5	$235,633	$1	No

(a)	These warrants were issued for past services and were expensed over a one-year vesting period. The fair value of the vested portion of these warrants for the three months ended March 31, 2007 was $400,643 and $1,602,500 in aggregate was reclassified as part of the warrant derivative.
(b)	These warrants were issued in connection with consulting services rendered. These warrants were fully vested on the date of the grant and have a ten year term. These warrants will expire in November 2012. The vested fair value of these warrants for the year ended December 31, 2007 was $140,283 and was reclassified as part of the warrant derivative.
(c)	These warrants were for future services. These warrants were fully vested on the date of grant have a five year term and expired in December 2012.
(c)(i)	These warrants were for future services. These warrants were fully vested on the date of the grant and have a ten year term. These warrants will expire in December 2017.
(d)	These detachable warrants were issued in conjunction with the issuance of short term notes. These warrants were fully vested in year ended December 31, 2007 for $658,000 and was recorded as warrant derivative. The discount on debt is being amortized to interest expense over the term of the notes.

The Company filed an S-3, which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest in-kind with registered common stock or in cash. Interest on the convertible note has been paid as follows:

Years	Interest Paid in Cash	Interest Paid with Stock	Total Interest	Shares Issued in Lieu of Cash Payment
2006	$1,863,159	—	$1,863,159	—
2007	$627,700	$521,753	$1,149,453	692,682

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (close date), will be amortized on a straight-line basis into interest expense over the life of notes and warrants. The following table summarizes these amounts as of December 31, 2007:

Transactions from March 30, 2006 Through December 31, 2007	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(In Thousands)
Balance March 20, 2006 (close date)	$1,553	$2,383	$8,196	$—
Proration of derivatives at December 31, 2007(a)	(918)	—	—	(918)
Amortization for the period March 20, 2006 (close date) through December 31, 2007 charged to interest expense	(585)	(1,412)	(7,932)	(9,929)
Remaining deferred costs and discount to be amortized	$50	$971	$264	$(10,848)

(a)	The proration of derivatives is a reduction in the deferred financing cost due to the conversion of the convertible notes into common stock.

Senior Secured Convertible Notes

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

After obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

Convertible promissory notes series I, II, IIa

These convertible promissory notes had a reset provision upon the completion of the IPO, the Company retested the convertible notes payable for the beneficial conversion feature. Where the Company has issued convertible notes payable with beneficial conversion feature, the difference between the conversion price and the fair value of the common stock, at the effective initial public offering date, will be recorded as a debt discount and will be amortized to interest expense over the redemption period of the convertible notes payable in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. No additional Beneficial Conversion feature was required to be recovered.

	December 31, 2005	December 31, 2006	December 31, 2007	For the Period from March 11, 1998 (Inception) to December 31, 2007 (Inception)
	(In Thousands)
Interest expense from the beneficial conversion feature	$710	$—	$—	$2,050
Total Financing Cost	$713	$—	$—	$2,136
Interest expense – Series I, II and IIa	$171	$—	$—	$1,303
Total	$1,594	$—	$—	$5,489

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Convertible Notes Payable  – (continued)

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

Senior Secured Convertible Notes

	December 31, 2006	December 31, 2007	For the Period from March 11, 1998 (Inception) to December 31, 2007
		(In Thousands)
Interest expense	$2,816	$1,372	$4,187
Amortization of Derivatives	$2,743	$5,824	$8,567
Amortization of Deferred Financing cost	$403	$930	$1,333
Total	$5,962	$8,126	$14,087

Debt Discount on Short Term Notes

The debt discount is for the fair value of the warrants issued with the short term notes. The debt discount is being amortized on a straight line basis over the life of the notes which range in maturity for 42 to 91 days. At December 31, 2007, the unamortized debt discount associated with these warrants is approximately $431,000.

	December 31, 2006	December 31, 2007	For the Period from March 11, 1998 (Inception) to December 31, 2007
		(In Thousands)
Amortization of Debt discount on short term notes	$—	75	$75
Total	$—	$75	$75

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity

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

Common Stock

	For the Year Ended	Amount Converted to Common Stock	Number of Shareholders	Number of Preferred Stock	Converted to Common stock
Convertible preferred shareholders(a)	December 31, 2004		11	28,100	2,810,000
Convertible Series I, II, IIa (notes)	December 31, 2004	$4,531,200			1,649,550
Convertible notes payables(b)	December 31, 2005		9	23,250	2,325,000

(a)	At December 31, 2004, 2,000,000 shares of common stock were subsequently issued in 2005.
(b)	In addition, six stock option holders’ exercised options to purchase 123,466 shares of common stock during year ended 2005.

On May 21, 2007, the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The Warrant is exercisable for a period commencing on October 12, 2007 and terminating on the fifth anniversary of the issuance of such warrant. The Warrant issued as of December 31, 2007, and any future Securities issuances, are exempt from registration pursuant to Regulation S set forth by the Securities and Exchange Commission pursuant to the Securities Act of 1933 (“Regulation S”). The agreement, as amended, expired November 9, 2007. The Company has extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, the Company has received an additional gross proceeds of $725,000 subsequent to December 31, 2007.

In May 2006, 20 commemorative shares, which had a fair value of $122, were issued to the founders and the executives.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

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

Conversion of senior secured notes:

See page F-28 for details.

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
December 2005	1	—	933,330	848,482
Total – 2005		—	933,330	848,482
1st quarter – 2006	1	—	100,000	89,116
2nd quarter – 2006	2	55,000	—	55,000
3rd quarter – 2006	1	210,000	—	210,000
4th quarter – 2006	1	200,000	—	200,000
Total – 2006		465,000	100,000	554,116
1st quarter – 2007	1	220,000	—	220,000
2nd quarter – 2007	1	180,000	—	180,000
3rd quarter – 2007	1	40,000	—	40,000
4th quarter – 2007	1	—	—	—
Total – 2007		440,000	—	440,000

The Company may issue stock options to both employees and non-employees outside of its formal stock option plan. It is Management's intent to grant all options at exercise prices not less than 85% of the fair value of the Company's common stock, as the Board of Directors determines on the date of grant. Options typically expire ten years from the date of grant. During the period from March 11, 1998 (inception) through December 31, 2007, the Company had granted options to both employees and consultants. The Company accounts for stock option transactions in accordance with SFAS 123(R) as discussed in Note 4.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

Stock option granted for 2006 and 2007:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (Years)	Approximate Volatility (%)
February 2006(a)	50,000	$10.00	$234,830	5	76
March 2006(b)	1,250	10.00	5,424	5	76
2nd quarter – 2006(b)	3,000	10.00	13,270	5	79
3rd quarter – 2006(b)	4,800	10.00	11,272	10	77
4th quarter – 2006(b)	156,000	10.00	235,920	10	77
Total – 2006	215,050		$500,716
1st quarter – 2007(b)	500	10.00	309	10	69
2nd quarter – 2007(b)	3,000	10.00	1,982	10	68
3rd quarter – 2007(b)	1,000	10.00	377	10	68
4th quarter – 2007(b)	681,550	1.00	275,346	10	67
Total – 2007	686,050		$278,014

All options were granted from the 2004 Stock Plan (defined on the next page). The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	All options were issued for the past services and therefore expensed on the date of grant.
(b)	All options were issued for future services and will be expensed over the vesting life of the options.
(c)	At December 31, 2007 the unexpensed value for unvested options is approximately $303,000 with an average vesting period of 1.85 years.

Stock Option Transactions Non-Employees	Number of Options Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate	Expected Remaining Life	Decrease In the Fair Value of Option Derivatives
1st quarter – 2007	160,000	—	70.86 – 71.25	4.49 – 4.91	2.75	$122,698
2nd quarter – 2007	180,000	—	69.58 – 70.94	4.55 – 4.98	2.50	163,400
3rd quarter – 2007	40,000	—	73.36	4.56	2.25	24,640
4th quarter – 2007	—	—	—	—	—	—
Total – 2007	380,000					$310,738

Non-employee option holders' exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid-in-capital.

Stock option transactions for the year ended December 31, 2005 and prior years:

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

Stock Option Transactions Non-Employees	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (Years)	Risk Free Rate of Interest (%)	Approximate Volatility (%)
During the year ended December 31, 2005(a)	550,500	$10.00	$2,387,574	5	4.06	76
During the year ended December 31, 2004(b)	40,000	8.00 – 10.00	57,792	5	1.03 to 1.50	76
During the year ended December 31, 2004(c)	25,000	4.00	21,385	5	1.02	76
During the year ended December 31, 2003	90,000	2.00	47,120	5	1.39	76
During the year ended December 31, 2002(d)	—	—	—	—	—	—

(a)	Options granted to employees and directors from the 2004 Stock Plan. Six stock option holders executed their options to purchase 124,500 shares of common stock, of the total 124,500 stock options exercised, 20,000 stock options were exercised in a cashless conversion.
(b)	Options granted to employees for past services and expensed on the date granted.
(c)	Options granted to non-employees for past services and expensed on the date granted.
(d)	Options granted to employees. The Company used Black-Scholes Model to estimate the fair value of the options granted. All options were granted for past services and expensed on the date granted.

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity for the year ended December 31, 2005, 2006 and December 31, 2007 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2004	1,040,000	$0.30 – $10.00	1,715,000	$0.30 – $4.00	2,755,000	$0.30 – $10.00
Granted	150,500	$10.00	400,000	$10.00	550,500	$10.00
Exercised	—	$—	124,500	$0.30 – $2.00	124,500	$0.30 – $2.00
Forfeitures	20,000	$10.00	—	—	20,000	$10.00
Outstanding at December 31, 2005	1,170,500	$0.30 – $10.00	1,990,500	$0.30 – $10.00	3,161,000	$0.30 – $10.00
Granted	15,050	$10.00	200,000	$10.00	215,050	$10.00
Exercised	—	$—	465,000	$0.30 – $0.50	465,000	$0.30 – $0.50
Forfeited	—	$—	—	—	—	—
Outstanding at December 31, 2006	1,185,550	$0.30 – $10.00	1,725,500	$0.30 – $10.00	2,911,050	$0.30 – $10.00
Granted	376,050	$1.00 – $10.00	310,000	$1.00	686,050	$1.00 – $10.00
Terminated	2,000	$10.00	—	—	2,000	$10.00
Reclassified	440,000	$0.30	440,000	$0.30 – $0.50	—	0.30
Exercised	60,000	$0.30	380,000	$0.30	440,000	$0.30 – $0.50
Cancelled	2,090	$10.00	150,000	$10.00	152,090	$10.00
Outstanding at December 31, 2007	1,057,510	$0.30 – $10.00	1,945,500	$0.30 – $10.00	3,003,010	$0.30 – $10.00

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

Weighted average exercise price of options granted, exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005, 2006 and December 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2005
Employees – Outstanding	1,170,500	$1.70	4.56	4,250,000
Employees – Expected to Vest	101,991	1.70	4.56	—
Employees – Exercisable	1,068,509	1.70	4.02	4,250,000
Non-Employees – Outstanding	1,990,500	2.50	5.26	6,465,775
Non-Employees – Expected to Vest	—	—	—	—
Non Employees – Exercisable	1,990,500	2.50	5.26	6,465,775
As of December 31, 2006
Employees – Outstanding	1,185,550	1.80	3.86	1,180,000
Employees – Expected to Vest	229,758	1.80	3.86	—
Employees – Exercisable	955,792	1.80	3.86	1,180,000
Non-Employees – Outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees – Expected to Vest	112,500	10.00	9.75	—
Non Employees – Exercisable	1,613,000	3.61	6.21	1,221,300
As of December 31, 2007
Employees – Outstanding	1,057,510	2.23	5.83	290,000
Employees – Expected to Vest	285,078	1.02	9.57	—
Employees – Exercisable	772,432	2.13	5.83	290,000
Non-Employees – Outstanding	1,945,500	2.60	5.77	635,100
Non-Employees – Expected to Vest	145,291	4.37	9.41	—
Non Employees – Exercisable	1,800,209	2.53	5.77	635,100

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

Warrants

Warrants have only been issued to outside parties and to employees:

Warrants Granted	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value	Exercise Price Per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Expected Dividend Yield %
December 2000(a)	933,330	115,475	0.40	3.5	5.02%	—	—
January 2001(b)	100,000	—	0.80	5	4.89%	—	—
June 2003(c)	200,000	119,744	2.00	5	0.94%	76	—
February 2005(d)	75,000	—	—	—	—	—	—
March 2006(e)	5,999,997	2,057,955	1.00	3	4.89%	78	—
April 2006(f)	250,000	1,602,500	10.00	10	5.12%	79	—
October 2007(g)(i)	3,700,000	1,374,065	1.00	5	4.42%	63	—
November 2007(h)	550,000	223,987	1.00	10	3.83%	66.54	—
November 2007(i)	500,000	203,624	1.00	10	3.83%	66.54	—
November 2007(g)(ii)	200,000	44,058	1.00	5	3.99%	63	—
November 2007(g)(ii)	100,000	22,029	1.00	5	3.99%	63	—
December 2007(g)(ii)	300,000	76,705	1.00	5	3.28%	63	—
December 2007(g)(ii)	200,000	90,132	1.00	5	3.64%	64	—
December 2007(g)(ii)	187,500	84,499	1.00	5	3.64%	64	—
December 2007(g)(ii)	50,000	22,533	1.00	5	3.64%	64	—
December 2007(g)(ii)	37,500	16,900	1.00	5	3.64%	64	—
December 2007(g)(ii)	25,000	11,267	1.00	5	3.64%	64	—
December 2007(g)(ii)	300,000	141,681	1.00	5	3.45%	64	—
December 2007(g)(iii)	1,200,000	754,928	1.00	10	4.04%	67	—
December 2007(g)(i)	500,000	224,540	1.00	5	3.52%	64	—
December 2007(g)(i)	500,000	224,540	1.00	5	3.52%	64

(a)	The warrants fully vested in December 2001 and were to expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.
(b)	The warrant was fully vested on the date of the grant and was exercised in March 2006.
(c)	The warrant issued to an individual in connection with consulting services rendered. The warrant fully vested on the date of the grant and expires in June 2013.
(d)	The Company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of six months commencing on the effective date of the IPO, February 11, 2005.
(e)	Issued as part of the sale of senior secured convertible notes issued in March 2006 for 705,882 warrants at $8.50 as per the original terms of the agreement were fair valued for re-pricing from April 1, 2007, through May 21, 2007 for 5,999,997 warrants at $1.00 per share.
(f)	Warrants issued for past services and are expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.
(g)(i)	The warrants issued for future services. These warrants are fully vested on the date of the grant, have a five year term and expire in December 2012.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

(g)(ii)	These warrants were issued along with short term notes, are detachable and are fully vested on the date of the grant and have a five year term.
(g)(iii)	The warrants issued for future services. These warrants are fully vested on the date of the grant and have a ten (10) year term. The warrants will expire in December 2017.
(h)	These warrants were issued in connection with consulting services rendered. These warrants are fully vested on the date of the grant and have a ten year term. The warrants will expire in November 2017. The fair value of the fully vested warrants during the year ended December 31, 2007 of $223,987 has been reclassified as part of the warrant derivative.
(i)	The warrants were issued to an employee in connection with the research and development services rendered. The warrants are fully vested on the date of the grant, have a ten year term and expire in November 2017.

Warrant activity for the year ended December 31, 2005, 2006, and 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	375,000	$3.78
Granted	250,000	10.00
Sold	705,882	8.50
Exercised	(100,000)	0.80
Forfeited	—	—
Outstanding at December 31, 2006	1,230,882	$7.88
Granted	8,350,000	1.00
Sold/Reissued(a)	5,999,997	1.00
Exercised	—	—
Forfeited/Cancelled(a)	(705,882)	8.50
Outstanding at December 31, 2007	14,874,997	$1.22
Warrants exercisable at December 31, 2005	375,000	3.78
Warrants exercisable at December 31, 2006	1,168,382	7.88
Warrants exercisable at December 31, 2007	14,874,997	1.22

(a)	In connection with the Securities Purchase Agreement, the Company issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 at $1.00 per share.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 11. Stockholders’ Equity  – (continued)

The following table summarizes information about warrants outstanding at December 31, 2007:

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Averag e Exercise Price
$2.00	200,000	5.48	$2.00	200,000	$2.00
1.00(a)	5,999,997	1.22	1.00	5,999,997	1.00
10.00	250,000	8.29	10.00	250,000	10.00
12.50	75,000	1.13	12.50	75,000	12.50
1.00	8,350,000	4.94	1.00	8,350,000	1.00
Total	14,874,997			14,874,997

(a)	In connection with the Securities Purchase Agreement, the Company issued warrants to purchase an aggregate of 705,882 shares of common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The term of the warrants is three years and they may be exercised at any time up to March 2009. The warrant exercise price was $8.50 per share, until the price was re-set as of May 21, 2007 at $1.00 per share.

Authorized Shares

At the Company's 2005 Annual Meeting of Stockholders held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares.

Note 12. Related Party Transactions

	December 31,			For the Period from March 11, 1998 (Inception) to December 31,
Fees Paid to:	2005	2006	2007	2007
	(In Thousands)
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office)(a)	—	—	—	200
Daniel C. Montano (Chairman of the Board, Co-President and Chief Executive Office)(b)	432	480	483	2,299
Vizier Management Company(c)	—	—	—	116
GHL Financial Services Ltd. (“GHL”)(d)	16	40	165	2,390
Dr. Thomas J. Stegmann M.D. (the Company's Co-founder, Co-President, and Chief Medical Officer(a)	587	500	501	1,990
C.K. Capital International and C&K Capital Corporation(f)	20	1,218	—	1,763
Dr. Wolfgang Priemer (the Company's founder)(e)	56	80	80	362
Total	1,111	2,318	1,229	9,120

(a)	Consulting fees
(b)	Employment Services.
(c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting.
(d)	A director is a principal and owns 4.12% of the Company for the overseas sale of the Company's convertible notes payable and Preferred Stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 12. Related Party Transactions  – (continued)

(e)	Fees were paid for assisting the Company with the European Compliance Committee which monitors the Company's activities in Europe from the legal, regulatory and tax compliance perspectives.
(f)	C.K. Capital International and C&K Capital Corporation are controlled by Alex Montano, son of Daniel C. Montano. Alex Montano resigned from the Board of Directors as of August 26, 2006.

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

During August, 2006, the Company requested Phage conduct the pack-and-fill of the drug product for the PAD Phase I clinical trial. Phage obtained a third-party proposal as a benchmark for the pack-and-fill. The Company agreed to have Phage conduct the pack-and-fill provided Phage does not exceed the amount of the third-party proposal. Phage has completed the manufacturing run of a clinical lot of FGF-1 as of May 19, 2007. Phage has done the final fill of this product for the upcoming Phase I clinical trial in peripheral artery disease. Phage will continue to store the product at its facility until further instruction from the Company. The Company has paid $396,000 to Phage for this project as of December 31, 2007.

The Company entered into an engagement agreement with GHL Financial Services, Ltd. (“GHL”) on August 16, 2007 (the “Engagement Agreement”). Under the Engagement Agreement, GHL shall act as lead placement agent in the proposed offering, issuance and sale of the Company’s securities, including the Securities issued and any future Securities issuances by the Company in connection with the Private Placement. In connection with its engagement, GHL will perform services which are normal and customary for a placement agent to perform in any transaction, including the Private Placement. Any financing arranged by GHL will be as the Company’s agent (on a best efforts basis) and not on an underwritten basis. The Company agrees to pay GHL 10% of aggregate gross proceeds received or to be received by the Company from the sale of the Company’s securities in any transaction during the term for its services pursuant to the Engagement Agreement. GHL is responsible for paying commissions to sub-placing, if any, agents. The President of GHL is Grant Gordon, a director on the Company’s Board of Directors since February 2005 and the son-in-law of Daniel C. Montano, the Chairman of the Board of Directors, Co-President and Chief Executive Officer. Pursuant to the Engagement Agreement between the Company and GHL, GHL earned a commission of $73,000 (2% of the aggregate purchase price of the common stock sold to the investor and the subscribers) in connection with the Private Placement as of October 12, 2007, GHL also earned a commission of $12,000 on the funds received from the short term notes.

Note 13. Income Taxes

The Company files income tax returned in the U.S. federal jurisdiction and various state jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at January 1, 2007 and, December 31, 2007 and the Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated tax losses available to carry forward for application against future taxable income in each of the Company's taxing jurisdictions.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the year ended December 31, 2007. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 13. Income Taxes  – (continued)

The adoption of FIN 48 created a reduction of the federal and state net operating loss carryforwards of approximately $950,000 respectively. A reduction of $255,660 in the federal research and development credit carryforward was also recognized in the current year. Typically under audit by federal taxing authorities these credits are reduced by thirty percent and as such the company has reflected this likelihood. In the current year the company reduced its federal research and development credit carryforward from $852,201 to $596,541.

As the Company has significant net operating loss carryforwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

Included in the Company’s net operating loss carryforward at December 31, 2007, are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate.

Significant components of the provision for income taxes for the years ended December 31, 2005, 2006, and 2007 were as follows:

December 31,
	2005	2006	2007
(Dollars in Thousands)
Current
Federal	$—	$—	$—
State	—	—	—
Deferred
Federal	—	—	—
State	—	—	—
Provision for income taxes	$—	$—	$—

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2005, 2006, and 2007:

	December 31,
	2005	2006	2007
Income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.49	5.85	—
Deferred stock compensation	—	4.29	—
Change in valuation allowance	(38.91)	(42.28)	(34.49)
Other	(0.59)	(1.86)	.49
Total	(0.01)%	(0.00)%	(0.00)%

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 13. Income Taxes  – (continued)

Significant components of the Company’s deferred tax assets (liability) at December 31, 2005, 2006, and 2007 consisted of the following:

	December 31,
	2005	2006	2007
	(Dollars in Thousands)
Deferred tax assets (liabilities)
Net operating loss carry-forwards	$10,740	$19,256	$25,546
Accrual to cash	(64)	(22)	1,312
Deferred stock compensation	964	1,673	1,416
Accrued interest payable	—	238	48
Derivative instruments	—	(2,771)	433
Other	(3)	(21)	57
Tax Credits	173	592	599
State taxes	(816)	(1,265)	(1,328)
Valuation allowance	(10,994)	(17,680)	(28,088)
	$—	$—	$—

	As of
	December 31, 2006	December 31, 2007
	(In Thousands)
Net Operating Loss carry forward:
Federal income taxes	$44,164	$69,357
State income taxes (California)	34,599	59,792

These losses will expire through 2008 to 2018.

The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company is undergoing a study to determine how the increase in ownership by the public may affect the Company’s net operating loss carryover under Internal Revenue Code Section 382 and similar state provisions.

As of December 31, 2007
(In Thousands)
Federal research and development credit carry forward	$597

The net operating loss carry-forwards are the only significant deferred income tax assets of the Company. They have been offset by a valuation allowance since management does not believe the recoverability of this deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the years ended December 31, 2005, 2006 and 2007, has not been recognized in these financial statements.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies

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

The Company entered into a Second Amendment dated September 8, 2006 (to be effective as of September 1, 2006) for the expansion space use of administrative offices in Las Vegas. The Second Amendment commences on August 29, 2006 and shall run coterminous with the term of that certain lease, dated November 1, 2005 for the space, consisting of 7,348 square feet of rentable space and expires on February 28, 2011. In total, including the annual base rent the Company will pay approximately $381,000 in base rent for the expansion space throughout the term of the lease.

The Company entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability Company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the lease. The Company has paid Nancy Ridge a fully refundable security deposit in the amount of $58,000, and further agrees to pay $15,000 per month for the term of the lease for the use of 6,768 square feet of general office and laboratory space. The security deposit is refundable thirty days upon termination of the lease.

The Company concluded that it would be more cost effective to continue outsourcing certain research and development activities than to increase its business activities in the San Diego laboratory facility. Accordingly, on March 14, 2008 the Company terminated its lease of the facility in San Diego in exchange for the amount of the security deposit of $57,805. There is no future liability after this date.

	December 31,
Paid Rent:	2006	2007
	(In Thousands)
Total rent paid(a)	$225	$465

(a) Total rent paid for the corporate office in Las Vegas and the San Diego lab facility.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

Accrued Rent as of December 31, 2007	Amount
(In Thousands)
Corporate headquarters	$36
Expanded space – corporate headquarters	8
San Diego lab facility	132

Security deposit is refundable thirty days upon termination of the lease.

The following is a schedule of future minimum rental payments required under the lease agreements:

Year	Amount
(In Thousands)
2007	$—
2008	523
2009	541
2010	559
2011	275
Thereafter	322
Total	$2,220

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

In August 2004, the Company guaranteed Phage's obligations under a non-cancelable operating lease for laboratory and office space at University of California Irvine Research Center. The lease is for 11,091 rentable square feet for the period March 1, 2004 through August 31, 2006, and provided for a monthly rent of approximately $35,500 plus shared building operating expenses. The lease along with the Company's guarantees expired during the third quarter of 2006.

In exchange for the Company's guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006 (the “Indemnity Agreement”) under which it paid the Company certain guarantee fees. This Indemnity Agreement also terminated on May 23, 2007.

For the year ended December 31, 2007, the company earned $2,757 of guaranty fees from Phage.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs for the Company and is the Company's sole supplier of its drug candidates formulated with FGF-1141.

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

Employment Agreements

In July 2004, the Company entered into an employment agreement with a non-executive employee, effective August 1, 2004, under the terms of which the Company will pay a monthly salary of $10,000. The agreement was for three years and expired July 31, 2007.

Consulting Agreements

The Company entered into numerous consulting agreements whereby the consultants assisted the Company in the development process, regulatory affairs and financial management. Consulting fees related to the various agreements are as follow:

Consulting fees:

	December 31, 2005	December 31, 2006	December 31, 2007	For the Period from March 11, 1998 (Inception) to December 31, 2007
	(In Thousands)
Consulting agreements	$686	$1,480	$2,459	$5,264

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

Item #	Contract	Agreement Name	Start	End Date
5	VP Corporate Development	VP Corporate Development	1-Sep-2006	Ongoing
6	Marketing director	Director of Corporate Development	1-Dec-2006	Ongoing
7	Medical consultant	Medical Expert	1-Oct-2006	Ongoing
8	Medical consultant	Medical Expert	1-Sep-2006	Ongoing
9	Medical consultant	Medical Expert	1-Aug-2006	Ongoing
10	IT Director	Director of Information Technology	5-Jun-2007	Ongoing
11	Tanaka International LLC	Partnering Consultant-Asia	1-Feb-2007	Ongoing

Service Agreements

The Company has entered several service agreements as follow:

These service fees for the obligations below were determined through a process of competitive bids and negotiation. The major outstanding contractual obligations are summarized below:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Joint patent agreement	28-Feb-2007	1-Mar-2020
2	Cardio Phage International (“CPI”)	Distribution agreement	16-Aug-2004	16-Aug-2103
3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	15-Dec-2000	15-Dec-2099
4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for Cardiovascular indications	24-Oct-2001	Ongoing
5	CVBT Founder	Royalty agreement	16-Aug-2004	31-Dec-2013
6	Catheter and Disposables Technologies, Inc	Product development	1-Jun-2004	31-Dec-2006
1)	The Company entered into a joint patent agreement with Phage as of February 28, 2007. The Company plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. The Company and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patent applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that the Company would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Cardio and Phage entered a new agreement as of February 28, 2007 superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledged that the jointly owned and cross-licensed rights are vital to the parties' respective plans for development and commercialization and further clarified the parties' respective rights and provided for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

exclusive right to the patent rights in the field, the Company shall pay a 6% royalty to Phage on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.
2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay the Company an amount equal to 50% of CPI's gross revenue from sales of the Company's products less CPI's direct and indirect costs.
3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company's common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company's products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.
4)	Hesperion will assist the Company with the FDA approval process for drug.
5)	The Company's royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company's drug candidates, if any, measured quarterly and payable 90 days after quarter end.
6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter delivery.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-2005	20-Aug-2007
8	Phage Biotechnology Corporation	Lease Guarantee – San Diego	15-Mar-2006	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-2006	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-2006	First date of generating revenue on repayment of notes.
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-2006	First date of generating revenue on repayment of notes.
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-2006	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-2006	Upon completion of study
14	Investment Banking	Investment Banker	6-Jun-2006	Ongoing
15	Public Accounting Firm	Professional Services	1-July-2006	Ongoing
7)	This agreement is for the purpose of assisting in the Company's clinical trials in Russia. bioRASI is the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. This contract is now terminated.
8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for minimum monthly rent and additional rent for shared costs, which aggregate approximately $20,000 per month.
9)	The Company entered into a Securities Purchase Agreement with certain Investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company's common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of the Company's common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company's common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of the Company's assets secure the notes.
10)	Daniel C. Montano, Chairman, Co-President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company's obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into common stock.
11)	After the Company's obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company's obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
12)	Kendle (formerly Charles River Laboratories Clinical Services International Ltd. or “Charles River Laboratories”) will support the Company in its Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements.
13)	The Bruckner Group Incorporated has been assisting the Company in exploring the potential economic consequences of applying FGF-1 141 to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000.
14)	The purpose of this agreement is to act as advisor for listing on the London Stock Exchange's Alternative Investment Market (“AIM”). The Company paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.
15)	A provider of accountancy and business services to audit and review the Company’s financial reports for listing on the London Stock Exchange's Alternative Investment Market, or AIM.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

	As of December 31,			For the Period from March 11, 1998 (Inception) to December 31, 2007
	2005	2006	2007
	(Dollars in Thousands)
Service Fees Paid for Major Contractual Obligations:
Hesperion (formerly TouchStone Research, Inc.)	$1,170	$1,565	$447	$4,882
Catheter and Disposables Technologies	50	32	0	81
bioRASI	91	535	169	795
Kendle (formerly Charles River Laboratories)	0	927	638	1,565
Bruckner Group	0	238	573	811
Investment Banker	0	195	101	296
Public Accounting Firm	0	168	372	540
Total	$1,311	$3,660	$2,300	$8,970

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of drug products and in ongoing research and product development activities. Drug candidates will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Pre-clinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of pre-clinical studies to the FDA as a part of an

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 14. Commitments and Contingencies  – (continued)

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

Note 15. Selected Quarterly Financial Data

The following table presents summarized quarterly financial data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands Except per Share Data)
Fiscal 2007
Operating loss	$(5,144)	$(6,356)	$(2,767)	$(6,468)
Net (loss) earnings	$(7,857)	$(16,412)	$1,052	$(10,685)
Basic (loss) earnings per share	$(0.06)	$(0.12)	$0.01	$(0.10)
Diluted (loss) earnings per share	$(0.06)	$(0.12)	$0.01	$(0.10)
Fiscal 2006
Operating loss	$(4,128)	$(4,724)	$(4,706)	$(5,311)
Net (loss) earnings	$(6,947)	$5,312	$1,724	$(5,660)
Basic (loss) earnings per share	$(0.06)	$0.04	$0.01	$(0.04)
Diluted (loss) earnings per share	$(0.06)	$0.04	$0.01	$(0.04)
Fiscal 2005
Operating loss	$(1,760)	$(2,649)	$(4,435)	$(2,226)
Net loss	$(3,265)	$(2,573)	$(4,386)	$(2,141)
Basic loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Note 16. Subsequent Events

(a)	On May 21, 2007 we entered into an agreement to sell 15,000,000 of the Company’s Common Stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. We received $725,000 in proceeds from this agreement after December 31, 2007.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 16. Subsequent Events  – (continued)

(b)	On March 14, 2008 the Company terminated its lease of the facility in San Diego in exchange for the amount of the security deposit of $57,805. There is no future liability after this date.
(c)	On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured, guaranteed by the Company’s CEO, Daniel C. Montano and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of April 1, 2008, the Company has received gross proceeds of $200,000.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to
Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on September 23, 2004 (“2004 S-1”)
4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2004 S-1)
4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2004 S-1)
4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2004 S-1)
10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (“2004 S-1/A second update “)
10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)
10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2004 S-1)
10.4	Agreement on Technology & Business Right Transfer between CardioVascular Genetic
Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000* (incorporated by reference to Exhibit 10.4 of the 2004 S-1 first amendment)
10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2004 S-1)
10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway,
Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2004 S-1)
10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2004 S-1)
10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2004 S-1)
10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (acquired by Touchstone Research, Inc. nka Hesperion, Inc.) and CardioVascular Genetic Engineering
(nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and
3 thereto (incorporated by reference to Exhibit 10.9 to the 2004 S-1)
10.10	Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, File No. 000-51172, filed with the Securities and Exchange
Commission on March 31, 2006 (“2005 10-K”)
10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2004 S-1)
10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.12 to the 2004 S-1)

Exhibit No.	Description
10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.13 to the 2004 S-1)
10.14	Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2004 S-1)
10.14(a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) of the 2004 S-1 second amendment)
10.14(b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the 2004 S-1 second amendment)
10.15	Lease Agreement, dated November 1, 2005, between Howard Hughes Properties, Limited Partnership and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the 2005 10-K)
10.16	Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (incorporated by reference to Exhibit 10.16 of the 2004 S-1 third amendment)
10.17	Sublease Agreement, dated November 2005, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for fiscal year ended December 31, 2005)
10.18	Securities Purchase Agreement, dated March 20, 2006 (incorporated by reference to Exhibit 10.1 of the March 2006 8-K”)
10.19	Registration Rights Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.2 to the March 2006 8-K)
10.20	Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.3 to the March 2006 8-K)
10.21	Patent Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.4 to the March 2006 8-K)
10.22	Guaranty of Daniel C. Montano dated March 20, 2006 (incorporated by reference to Exhibit 10.5 to the March 2006 8-K)
10.23	Pledge Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.6 to the March 2006 8-K)
10.24	Form of Note attached as Exhibit A to Exhibit 10.18 (incorporated by reference to Exhibit 10.7 to the March 2006 8-K)
10.25	Standard Industrial Net Lease, dated March 15, 2006, between Canta Rana Ranch, L.P. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange
Commission on March 21, 2006 (“March 21, 2006 8-K”)
10.26	Indemnity and Reimbursement Agreement for the Standard Industrial Net Lease of March 15, 2006, dated March 15, 2006, between CardioVascular BioTherapeutics, Inc., as guarantor, and Phage Biotechnology Corporation (incorporated by reference to the March 21, 2006 8-K)
10.27	Controlling Stockholders Agreement, dated as of August 30, 2004, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9 to the 2004 S-1)

Exhibit No.	Description
10.28	Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc.
(incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K,
File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (“May 2006 8-K”)
10.29	Amended and Restated Joint Patent Ownership and License Agreement, dated August 16, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation
(incorporated by reference to Exhibit 10.1 of the May 20, 2006 8-K)
10.30	Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the
Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)
10.31	First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (“September 2006 8-K”)
10.32	Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)
10.33	First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)
10.34	Joint Patent Agreement, dated February 28, 2007 between Cardiovascular BioTherapeutics, Inc. and Phage BioTechnology Corporation (incorporated by reference to Exhibit 10.34 on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007).
10.35	FirmInvest, AG Private Placement offer dated May 20, 2007 (incorporated by reference to Exhibit 10.1 to the form 8-K filed on May 24, 2007).
10.36	Engagement Agreement, dated August 16, 2007, between CardioVascular BioTherapeutics, Inc. and GHL Financial Services LTD., Inc. (incorporated by reference to Exhibit 10.36 on
Form 10-Q 3rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.37	Amendment to FirmInvest, AG Commitment Letter dated August 17, 2007 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 17, 2007).
10.38	Amendment II to FirmInvest, AG Commitment Letter dated October 12, 2007 (incorporated by reference to Exhibit 10.38 on Form 10-Q 3rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.39	FirmInvest, AG warrant dated October 12, 2007 to purchase 3,700,000 shares of CardioVascular BioTherapeutics, Inc. Common Stock (incorporated by reference to Exhibit 10.39 on Form 10-Q 3rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.40	Form of Subscription Agreement for Reg S Offering (incorporated by reference to Exhibit 10.40 on Form 10-Q 3rd Quarter, 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.41	Termination of Lease Agreement, dated March 14, 2008 (incorporated by reference to Exhibit 10.01 to the form 8-K filed on March 24, 2008).

Exhibit No.	Description
23	Consent of Singer, Lewak, Greenbaum & Goldstein LIP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page of this registration statement)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002
99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)
99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)
99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1

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

May 5, 2008

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

Name	Title	Date
/s/ Daniel C. Montano Daniel C. Montano	Co-President, Chief Executive Officer and Chairman of Board of Directors	May 5, 2008
/s/ John W. Jacobs John W. Jacobs, Ph.D.	Vice President, Chief Operating Officer, Chief Scientific Officer and Director	May 5, 2008
/s/ Mickael A. Flaa Mickael A. Flaa	Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	May 5, 2008
/s/ Thomas J. Stegmann Thomas J Stegmann, M.D., Ph.D.	Co-President, Chief Medical Officer, and Director	May 5, 2008
Wolfgang Priemer, Ph.D.	Director
/s/ Gary B. Abromovitz Gary B. Abromovitz	Director	May 5, 2008
/s/ Thomas L. Ingram Thomas L. Ingram	Director	May 5, 2008
/s/ Robert Levin Robert Levin	Director	May 5, 2008

Name	Title	Date
/s/ Grant Gordon Grant Gordon	Vice Chairman and Director	May 5, 2008
/s/ Joong Ki Baik Joong Ki Baik	Director	May 5, 2008