Form 10-Q
period 2008-03-31
CardioVascular BioTherapeutics, Inc.
filed 2008-06-06
CIK 1303497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller business reporting entity. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Entity ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 30, 2008, there were 154,090,709 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

INDEX

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Balance Sheets as of December 31, 2007 and March 31, 2008 (Unaudited)	1
Statements of Operations for the Three Months Period Ended March 31, 2007 and Three Months Period Ended March 31, 2008 and for the Period From March 11, 1998 (inception) to March 31, 2008 (Unaudited)	2
Statements of Stockholders’ Deficit for the Period From March 11, 1998 (inception) to March 31, 2008 (Unaudited)	4
Statements of Cash Flows for the Three Months Period Ended March 31, 2007 and 2008; and for the Period From March 11, 1998 (inception) to March 31, 2008 (Unaudited)	8
Notes to Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3. Quantitative and Qualitative Disclosures About Market Risk	62
Item 4. Controls and Procedures	63
Part II. Other Information	65
Item 1. Legal Proceedings	65
Item 1A. Risk Factors	65
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3. Defaults Upon Senior Securities	67
Item 4. Submission of Matters to a Vote of Security Holders	68
Item 5. Other Information	68
Item 6. Exhibits	68
Signatures	72
Ex-31.1
Ex-31.2
Ex-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

BALANCE SHEETS
December 31, 2007 and March 31, 2008 (Unaudited)

	December 31, 2007	March 31, 2008
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$310	$11
Restricted cash	60	61
Due from an affiliate	139	61
Prepaid and other current assets	543	56
Total current assets	1,052	189
Property and equipment, net of accumulated depreciation ($448 and $510, as of December 31, 2007 and March 31, 2008)	662	552
Deferred financing costs, net of amortization ($1,503 and $1,513 as of December 31, 2007 and March 31, 2007)	50	40
Other assets	81	23
Total Assets	$1,845	$804
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued interest payable	$129	$140
Due to affiliates	24	—
Accounts payable (including $120 and $205 due to related parties at December 31, 2007 and March 31, 2008)	3,625	4,160
Demand notes, net of current portion and net of debt discount of $432 and $5 as of December 31, 2007 and March 31, 2008	1,068	1,695
Loans from Officers	160	160
Accrued payroll and payroll taxes (including $238 and $418 due to related parties at Dec. 31, 2007 and March 31, 2008)	519	737
Deferred rent	215	72
Total current liabilities	5,740	6,964
Derivative Liabilities:
Convertible notes payable and embedded derivatives	4,205	6,132
Warrants derivatives – Others	4,118	5,951
Option derivatives – Others	867	1,040
Total Liabilities	$14,930	$20,087
Commitments and contingencies	—	—
Stockholders’ Deficit:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2007 and March 31, 2008, respectively.	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 149,920 and 151,754 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively (shares in thousands)	150	152
Committed common stock	—	—
Additional paid in capital	57,499	59,949
Deficit accumulated during the development stage	(70,734)	(79,384)
Total stockholders’ deficit	(13,085)	(19,283)
Total Liabilities and Stockholder’s Deficit	$1,845	$804

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Period Ended March 2007, 2008 and
March 11, 1998 (Inception) to March 31, 2008

	For the Three Months Period Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2008
	2007	2008
Operating expenses
Research and development(a)	$1,614	$1,042	$23,846
Selling, general and administrative(b)	3,530	1,709	42,516
Total operating expenses	5,144	2,751	66,362
Operating loss	(5,144)	(2,751)	(66,362)
Other income (expenses)
Interest income	100	—	1,196
Interest expense	(3,220)	(1,161)	(20,813)
Other expenses	—	—	(5)
Adjustments to fair value of derivatives	(2,125)	(3,130)	(2,965)
Adjustments to fair value of derivatives – other option & warrant derivative	552	(1,720)	9,468
Gain on lease termination	—	112	112
Equity in loss of unconsolidated investee	—	—	(15)
Net other expenses	(4,693)	(5,899)	(13,022)
Net loss before Provision for Income Taxes	(9,837)	(8,650)	(79,384)
Provision for income taxes	—	—	—
Net loss	$(9,837)	$(8,650)	$(79,384)
Loss per share
Basic loss per share	$(0.08)	$(0.06)
Diluted loss per share	$(0.08)	$(0.06)
Shares used to calculate loss per share
Basic	127,162	135,320
Diluted	127,162	135,320
(a) Research and development with related parties (Notes 3 and 12)	$683	$469	$8,720
(b) General and Administrative with related parties (Notes 3 and 12)	$170	$232	$8,197

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
For the Period from March 11, 1998 (Inception) to March 31, 2008

		Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit
	Date/Note		Shares	Amount	Shares	Amount				Total
(In Thousands Except Price per Equity Unit Data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	—	$—	$—	$—
Issuance of common stock to founders	(1)	$0.001	—	—	93,050	93	—	(92)	—	1
Issuance of common stock for cash	7/9/1998	0.10	—	—	300	—	—	30	—	30
Issuance of preferred stock for cash	(1)	9.85	53	—	—	—	—	520	—	520
Net loss				—	—	—	—	—	(568)	(568)
Balance, December 31, 1998			53	$—	93,350	$93	—	$458	$(568)	$(17)
Issuance of common stock to founders	(2)	$0.001	—	—	4,580	5	—	(5)	—	—
Issuance of common stock for cash	6/25/1999	0.30	—	—	67	—	—	20	—	20
Issuance of common stock for cash	6/25/1999	0.30	—	—	100	—	—	30	—	30
Issuance of common stock for cash	10/5/1999	0.30	—	—	340	—	—	102	—	102
Issuance of stock options for services			—	—	—	—	—	82	—	82
Net loss			—	—	—	—	—	—	(655)	(655)
Balance, December 31, 1999			53	$—	98,437	$98	—	$687	$(1,223)	$(438)
Issuance of common stock to founders	(3)	$0.001	—	—	2,120	2	—	(2)	—	—
Issuance of common stock for cash	12/21/2000	0.4117	—	—	8,750	9	—	3,593	—	3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—	—	—	—	—
Issuance of common stock for services	(5)		—	—	583	1	—	(1)	—	—
Issuance of stock options for services			—	—	—	—	—	74	—	74
Net loss			—	—	—	—	—	—	(2,233)	(2,233)
Balance, December 31, 2000			51	$—	110,040	$110	—	$4,351	$(3,456)	$1,005
Issuance of common stock for cash	8/10/2001	0.80	—	—	150	—	—	120	—	120
Net loss			—	—	—	—	—	—	(1,665)	(1,665)
Balance, December 31, 2001			51	$—	110,190	$110	—	$4,471	$(5,121)	$(540)
Net loss									(1,328)	(1,328)
Balance, December 31, 2002			51	$—	110,190	$110	—	$4,471	$(6,449)	$(1,868)
Issuance of stock options for services			—	—	—	—	—	47	—	47
Issuance of warrants for services			—	—	—	—	—	120	—	120
Net loss			—	—	—	—	—		(2,329)	(2,329)
Balance, December 31, 2003			51	$—	110,190	$110	—	$4,638	$(8,778)	$(4,030)
Issuance of common stock for conversion of convertible notes	(6)		—	—	1,650	2	—	4,529	—	4,531
Conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)	—	—
Interest on benefit conversion feature			—	—	—	—	—	2,050	—	2,050
Issuance of stock options for services			—	—	—	—	—	79	—	79
Net loss			—	—	—	—	—	—	(8,013)	(8,013)
Balance, December 31, 2004			23	$—	112,650	$113	$2	$11,293	$(16,791)	$(5,383)

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited) – continued
For the Period from March 11, 1998 (Inception) to March 31, 2008

		Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit
	Date/Note		Shares	Amount	Shares	Amount				Total
(In Thousands Except Price per Equity Unit Data)
Issuance of common stock for cash	(8)		—	—	1,725	2	—	14,709	—	14,711
Conversion of convertible notes	(6)		—	—	4,228	4	—	10,327	—	10,331
Conversion of convertible preferred stock	(7)		(23)	—	4,325	4	(2)	(2)	—	—
Exercise of options	(10)		—	—	123	—	—	83	—	83
Issuance of warrant for cash	(9)		—	—	—	—	—	—	—	—
Issuance of stock options for services	(11)		—	—	—	—	—	1,812	—	1,812
Warrants exercised	(12)		—	—	848	1	—	(1)	—	—
Net loss			—	—	—	—	—	—	(12,366)	(12,366)
Balance, December 31, 2005			—	$—	123,899	$124	$—	$38,221	$(29,157)	$9,188
Warrants exercised	(12)		—	—	89	—	—	—	—	—
Options and warrants derivative	(14)		—	—	—	—	—	(12,278)	—	(12,278)
Reclassification of option derivative for options exercise	(16)		—	—	—	—	—	1,318	—	1,318
Reclassification of conversion and interest conversion derivative on note conversion	(18)		—	—	—	—	—	1,332	—	1,332
Reclassification of interest conversion derivative on actual interest paid	(17)		—	—	—	—	—	482	—	482
Exercise of options	(10)		—	—	465	—	—	230	—	230
Issuance of stock for services	(13)		—	—	—	—	—	—	—	—
Conversion of convertible notes	(15)		—	—	1,005	1	—	1,929	—	1,930
Stock based compensation	(11)		—	—	—	—	—	479	—	479
Net loss			—	—	—	—	—	—	(5,571)	(5,571)
Balance, December 31, 2006			—	$—	125,458	$125	$—	$31,713	$(34,728)	$(2,890)
Exercise of options	(10)		—	—	440	1	—	131	—	132
Issuance of stock for services as independent directors	(19)		—	—	48	—	—	48	—	48
Option and warrant derivative	(14)		—	—	—	—	—	(279)	—	(279)
Conversion of convertible notes	(15)		—	—	19,151	19	—	14,203	—	14,222
Reclassification of conversion and interest conversion derivative on note conversion	(18)		—	—	—	—	—	6,455	—	6,455
Reclassification of interest conversion derivative on actual interest paid	(17)		—	—	—	—	—	585	—	585
Sale of common shares	(20)		—	—	3,650	4	—	3,256	—	3,260
Stock based compensation	(11)		—	—	—	—	—	574	—	574
Issuance of common stock forinterest payments	(21)		—	—	973	1	—	607	—	608
Issuance of warrant for cash	(22)		—	—		—	—	6	—	6
Issuance of common shares for services	(23)		—	—	200	—	—	200	—	200
Net loss			—	—	—	—	—	—	(36,006)	(36,006)
Balance, December 31, 2007			—	$—	149,920	$150	$—	$57,499	$(70,734)	$(13,085)

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited) – continued
For the Period from March 11, 1998 (Inception) to March 31, 2008

		Price Per Equity Unit	Preferred Stock Series A, Convertible		Common Stock		Committed Stock	Additional Paid-In Capital	Accumulated Deficit
	Date/Note		Shares	Amount	Shares	Amount				Total
(In Thousands Except Price per Equity Unit Data)
Exercise of options	(10)				60			18		18
Stock based compensation	(11)		—	—	—	—	—	73	—	73
Option and Warrant Derivative	(14)		—	—	—	—	—	39	—	39
Conversion of convertible notes	(15)		—	—	800	1	—	799	—	800
Reclassification of conversion and interest conversion derivative on note conversion	(18)		—	—		—	—	655	—	655
Sale of common shares	(20)		—	—	825	1	—	741	—	742
Issuance of common stock for interest payments	(21)		—	—	149	—	—	125	—	125
Issuance of warrant for cash	(22)		—	—	—	—	—	—	—	—
Net loss (unaudited)									(8,650)	(8,650)
Balance, March 31, 2008	(11)		—	—	151,754	152	—	59,949	(79,384)	(19,283)

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998.
(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999.
(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000.
(4)	Preferred stock converted to common stock.
(5)	Offering costs.
(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005.
(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005.
(8)	Public offering of 1,725,000 common shares at $10.00 per share.
(9)	Underwriters warrants sold with the public offering.
(10)	Multiple employee option exercises (exercise price range $0.30-$2.00).
(11)	Stock options and warrants issued for services.
(12)	Warrants exercised (exercise price $0.80).
(13)	Issuance of 20 commemorative shares to directors and executives.
(14)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19.
(15)	Conversion of senior secured convertible notes and interest related to those notes at various prices. During the year ended December 31, 2007 and the three months period ended March 31, 2008, in addition to the period from March 11, 1998 (inception) to March 31, 2008, $14,222,486, $800,000, and $16,920,000 of senior secured convertible notes payable were converted into 19,150,903, 800,000 and 20,938,122 shares of uncommitted common stock, respectively. During the year ended December 31, 2007 and the three months period ended March 31, 2008, $607,811 and $124,890 of interest on senior secured convertible notes were paid with common stock.
(16)	Reclassification of option derivative from liability to equity for options exercised.
(17)	Reclassification of interest conversion derivative from liability to equity on interest paid in cash.
(18)	Reclassification of adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock.
(19)	Issuance of stock for services as independent directors.
(20)	Sale of common stock at $1.00 each.
(21)	Issue of common stock for interest payments on senior secured notes.
(22)	Issue of warrants for cash.
(23)	Issuance of shares to a vendor as per contract terms.

The accompanying notes are an integral part of these financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three Months Period Ended March 31, 2007, 2008, and For
The Period from March 11, 1998 (Inception) to March 31, 2008 — (Unaudited)

	Three Months Period Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2008
	2007	2008
	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(9,837)	$(8,650)	$(79,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69	71	525
Abandonment of leasehold improvements(8)	—	40	40
Termination of financing cost	—	—	466
Amortization of beneficial conversion feature	—	—	2,050
Amortization of deferred financing costs	125	10	3,478
Interest paid in common stock	72	125	766
Issue of stock options in kind	—	—	200
Stock based compensation and other payments	56	73	3,220
Stock issued for services rendered	48	—	48
Warrants issued for services rendered	401	—	4,547
Amortization of discount related to warrants derivatives	199	199	1,611
Amortization of discount related to conversion feature	1,179	30	4,452
Amortization of discount related to interest on conversion feature	936	24	3,535
Amortization of discount debts in connection with demand notes	—	751	826
Adjustments to fair value of derivatives	2,126	3,130	2,965
Adjustments to fair value of derivatives – options and warrant derivatives	(552)	1,720	(9,468)
Equity in loss of unconsolidated investee	—	—	15
(Increase) decrease in:
Due from affiliate	19	78	(61)
Prepaid and other current assets	(60)	487	(56)
Other assets(8)	—	58	(38)
Increase (decrease) in:
Due to affiliate	(72)	(24)	—
Accounts payable(8)	256	535	4,160
Accrued payroll and payroll taxes	(55)	218	737
Accrued interest	(116)	11	140
Deferred rent(8)	5	(143)	72
Net cash used in operating activities(a)	$(5,201)	$(1,257)	$(55,154)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS – continued
For the Three Months Period Ended March 31, 2007, 2008, and For
The Period from March 11, 1998 (Inception) to March 31, 2008 — (Unaudited)

	Three Months Period Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2008
	2007	2008
	(Dollars in Thousands)
Cash flows from investing activities:
Purchase of restricted cash	$(1)	$(1)	$(61)
Purchase of property and equipment	(57)	(1)	(1,117)
Net cash used in investing activities(b)	(58)	(2)	(1,178)
Cash flows from financing activities:
Proceeds from sale of preferred stock – Pre IPO	—	—	520
Proceeds from sale of common stock – Pre IPO	—	—	3,904
Proceeds from issuance of notes payables – Pre IPO	—	—	14,092
Proceeds from notes payable issued under Reg D – Pre IPO	—	—	800
Proceeds from sale of common stock – IPO	—	—	15,548
Proceeds from notes payable issued under Reg D – Post IPO	—	—	20,000
Net proceeds from sale of common shares under Reg S	—	742	4,392
Financing cost for Reg S paid in cash	—	—	(176)
Proceeds from the issuance of warrants	—	—	6
Proceeds from exercise of options and warrants	66	18	462
Proceeds from issuance of demand notes	—	200	2,085
Payment of demand notes	—	—	(225)
Payment of financing cost – private placements – Pre IPO	(345)	—	(4,199)
Cash paid for deferred offering costs	—	—	(866)
Due to net increase (decrease) in affiliates	—	—	—
Net cash (used in) provided by financing activities(c)	(279)	960	56,343
Increase (decrease) in cash and cash equivalents	(5,538)	(299)	11
Cash and cash equivalents at beginning of period	8,503	310	—
Cash and cash equivalents at end of period	$2,965	$11	$11
Supplemental disclosure of cash flow information
Interest paid	$557	$10	$3,862
California Franchise Tax paid	$—	$—	$6,000

(a)	Including amount with related parties of $852,606, $700,761, and $16,917,029, respectively
(b)	Including amount with related parties of $0, $0 and $0, respectively
(c)	Including amount with related parties of $52,391, $(136,582), and $(4,122,734), respectively

Supplemental Disclosure of Non-Cash Financing Activities

(1)	In February 2007, 48,000 shares were issued to the independent directors for their services.
(2)	In January 2007, the Company paid the interest on the convertible note in cash. The cash payment was valued using the Black-Scholes Model, resulting in a reclassification of $263,000 from liability to paid-in-capital.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS – continued
For the Three Months Period Ended March 31, 2007, 2008, and For
The Period from March 11, 1998 (Inception) to March 31, 2008 — (Unaudited)

(3)	In March 2006, 100,000 warrants, with an exercise price of $0.80, were exercised on a cashless basis in exchange for 89,116 shares of common stock. The remaining balance of $3.00 was paid in cash upon exercise of the warrants on a cashless basis.
(4)	In May 2006, 20 commemorative shares that had a total fair value of $122 were issued to the founders and the executives.
(5)	In December 2002, the Company disposed of fully depreciated assets with value of $6,026.
(6)	As of March 2008, 4,475,000 shares of common stock were sold at $1.00 per share.
(7)	In December 2007, 200,000 shares of common stock at $1.00 per share were issued to a vendor as per the consulting agreement for his consulting fees.
(8)	On March 11, 2008, the company terminated the lease in San Diego resulting in a non-cash “Gain on Lease Termination” of $112,046, in our Statement of Operations; which consists of a charge off for “Abandonment of Leasehold Improvements” of $39,919 in the “Statement of Cash Flows.” The other non-cash components of the “Gain on Lease Termination” include $141,137 of deferred rent, and forgiveness of $68,633 in accounts payable in exchange for the deposit amount of $57,805.
(9)	In addition, the amount of converted notes was valued using the Black-Scholes Model resulting in $655,109 of the embedded derivatives being reclassified from liability to paid in capital.
(10)	During the period ended December 31, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.
(11)	As of March 2008, the company received gross proceeds of $825,000 in exchange for 825,000 shares of common stock towards the completion of the private placement. The stock issuance cost of $82,500 related to the private placement is being accrued and not yet paid as of March 31, 2008.

	Three Months Period Ended		For the Period from March 11, 1998 to March 31, 2008
Supplemental Disclosure of Non-Cash Financing Activities	March 31, 2007	March 31, 2008
1) Number of shares of post-split adjusted common stock to founders	—	—	99,750,000
2) Number of shares of post-split adjusted common stock for services	—	—	583,000
3) Beneficial conversion feature in connection with issuance of convertible notes payable Series I, II, and IIa	—	—	$2,050,000
4) Number of convertible preferred stock converted to common stock	—	—	52,850
5) Convertible preferred stock converted to common stock – See line 4 above	—	—	5,285,000
6) Convertible notes payable converted to common stock	—	—	$14,862,200
7) Convertible notes payable converted to common stock – See line 6 above	—	—	5,877,550
8) Amount of Senior secured convertible notes payable converted to uncommitted common stock	$3,493,266	$800,000	$16,920,000
9) Senior secured convertible notes payable converted to uncommitted common – See line 8	3,653,980	800,000	20,938,122
10) Amount of senior secured convertible notes payable converted to committed common	$—	$—	$—
11) Senior secured convertible notes payable converted to committed common – See line 10	—	—	—
12) Interest on Senior Secured notes paid in common stock	72,225	124,890	765,729
13) Fair Market Value of warrants issued in connection with demand notes.	—	1,245,000	1,245,000

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 1. Description of Business

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio”, the “Company”, “we”, “our” or “us”) is a development stage biopharmaceutical company focused on developing and marketing protein drug candidates that are designed to be used in the treatment of cardiovascular disease. The Company was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular BioTherapeutics, Inc. Since inception, the Company has been engaged in research and development activities associated with bringing its products to market.

The information contained in this report is unaudited. CardioVascular BioTherapeutics, Inc. believes it reflects all adjustments necessary to establish the financial position and results of operations for the interim periods, in addition to providing a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals (GAAP) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2007 as presented in our Annual Report on Form 10-K filed with the SEC on May 6, 2008. Financial presentations for prior periods have been reclassified to conform to current period presentations. The results of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

Note 2. Management’s Plan

The Company requires additional capital in order to continue its operations at the planned level. Here are selected information as of December 31, 2007 and March 31, 2008:

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Cash and cash equivalent	310	11
Restricted cash	60	61
Stockholders’ deficit	(13,085)	(19,283)
Net Loss	(36,006)	(8,650)

Historically, the Company has obtained external financing through public offerings, private placements of equity and private placements of convertible debt. The Company plans to raise additional capital through a private placement of common stock.

The Company is also taking actions to address both demand notes and long-term liquidity in the following ways:

•	On April 24, 2008 the Company entered into an agreement with Mr. Phillip Frey Jr. to form Cardio Derma Clinical Partners (CDCP), an R&D Partnership. Mr. Frey, as sponsor and general partner, will fund a minimum of $1,000,000 and up to $5,000,000 of the clinical development of the Company’s wound healing drug candidate. The Company is exploring other similar opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 2. Management’s Plan  – (continued)

•	On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of May 31, 2008, the Company has received gross proceeds of $1,025,800.
•	On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. The Company has extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, the Company has received an additional $825,000 in the period ended March 31, 2008.
•	In late 2007 and the first quarter of 2008, the Company sold $1,700,000 in demand notes of which $1,500,000 was outstanding at March 31, 2008. Subsequent to March 31, 2008 the Company has sold an additional $370,000 of demand notes.
•	Developing additional sources of debt and equity financing to satisfy the Company’s current and future operating requirements.
•	Pursuing opportunities for licensing of drug indications for co-development, clinical trials, marketing and distribution.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

The following are or were the business activities performed by each affiliate:

Active Affiliated Companies:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors and the Company control percentages of the common stock of Phage;

Ownership in Phage	Cardio’s Directors and Officers %	Cardio %
Percentage of ownership in Phage	29.3	4.3
•	CPI is a distributor for the future products for both Cardio and Phage in locations throughout the world other than United States and Canada, Europe, Japan, and, with respect to Cardio only, the Republic of Korea, China, and Taiwan. Cardio and Phage each own approximately 43% of CPI and each has the right to appoint 45% of CPI’s directors.

Inactive Affiliated Companies:

•	Sribna was developing a treatment for cancer utilizing cancer cell apoptosis (currently inactive);
•	Proteomics was developing a non-injection method for medical protein (currently inactive);
•	Zhittya was researching adult stem cells (currently inactive); and
•	Qure was developing commercial medical applications (currently inactive); Qure owns less than 1% of the Company’s common stock.

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

Joint Patent Agreement

The Company entered into a joint patent agreement with Phage as of February 28, 2007 (the “Joint Patent Agreement”). The Company plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. The Company and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), pursuant to which Phage granted the Company a 50% ownership interest in certain patents and patents applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that the Company would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. The Company and Phage superseded the Joint Ownership Agreement with the Joint Patent Agreement to specify those future patents and patent applications that are to be subject to joint ownership and to restate the licenses granted in the Joint Ownership Agreement. The Company and Phage acknowledge that the jointly owned and cross-licensed rights are vital to the parties’ respective plans for development and commercialization and further clarified the parties’ respective rights and provide for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

field, the Company agreed to pay a 6% royalty to Phage on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in the Joint Patent Agreement end upon the later of (a) the expiration of the last to expire jointly owned patent and (b) the abandonment of the last pending jointly owned patent application.

Currently it is the Company’s intention to contract with Phage for manufacturing of its drug candidates for the ongoing FDA trials and for further commercial production. However, the Company has the right to and may choose to use a third party for manufacturing and is exploring additional contract manufacturers for its drug candidates.

Phage has provided the Company with administrative support in Phage’s research facility and billed the Company for Phage’s actual costs incurred plus the Company’s pro-rata share (This is based on costs incurred for the Company as compared to total Phage overhead costs) of Phage’s overhead costs.

The Company paid Phage for technical development services and for manufacture of its drug candidates for clinical trials and some administrative services:

	Three Months Period Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2008
	2007	2008
	(In Thousands)
Technical development services	$543	$324	$5,831
Administrative support provided by Phage	$21	$4	$1,201

Phage has provided the Company with administrative support in Phage’s research facility and billed the Company for Phage’s actual costs incurred plus the Company’s pro-rata share (This is based on costs incurred for the Company as compared to total Phage overhead costs) of Phage’s overhead costs.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

Royalty Agreement

The Company has entered into an agreement with Dr. Thomas J Stegmann, one of the Company’s directors and Chief Medical Officer, whereby the Company will pay Dr. Stegmann a royalty of one percent of the Company’s net revenue (as defined) from commercial sales of the Company’s drugs in exchange for rights granted to the Company to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates on December 31, 2013. The Company has made no payments to Dr. Stegmann under this agreement.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

The Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) dated March 15, 2006 with Canta Rana Ranch, L.P; a California limited partnership and Phage (the “Lease Agreement”). Phage is an affiliated private biotechnology company that manufactures recombinant protein drugs and is the Company’s supplier of drug products. Pursuant to the Lease Guaranty, the Company guarantees full performance of all of Phage’s obligations under the Lease Agreement.

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

If Phage defaulted on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company was obligated pursuant to the Lease Guaranty to pay to the lessor the rents in default. Phage indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dates as of March 15, 2006.

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

On March 15, 2006, the Company entered into a Standard Lease Guaranty (the “Lease Guaranty”) of the Standard Industrial Net Lease between Canta Rana Ranch, L.P., a California Limited Partnership and Phage (the “Lease Agreement”). Pursuant to the Lease Guaranty which was terminated on May 23, 2007. The Company guarantees full performance of all of Phage’s obligations under the Lease Agreement. (See note 14).

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

The Company entered into an engagement agreement with GHL Financial Services, Ltd. (“GHL”) on August 18, 2007 (the “Engagement Agreement”). Under the Engagement Agreement, GHL shall act as lead placement agent in the proposed offering, issuance and sale of the Company’s securities, including the Securities issued and any future Securities issuances by the Company in connection with the Private Placement. In connection with its engagement, GHL will perform services which are normal and customary for a placement agent to perform in any transaction, including the Private Placement. Any financing arranged by GHL will be

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

as the Company’s agent (on a best efforts basis) and not on an underwritten basis. The Company agrees to pay GHL 10% of aggregate gross proceeds received or to be received by the Company from the sale of the Company’s securities in any transaction during the term for its services pursuant to the Engagement Agreement. GHL is responsible for paying commissions to sub-placing, if any, agents. The President of GHL is Grant Gordon, a director on the Company’s Board of Directors since February 2005 and the son-in-law of Daniel C. Montano, the Chairman of the Board of Directors, President and Chief Executive Officer. Pursuant to the Engagement Agreement between the Company and GHL, GHL earned a commission of $82,500 (10% of the aggregate purchase price of the common stock sold to the investor and the subscribers) in connection with the Private Placement, for the three months period ended March 31, 2008.

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

Related Party Transactions

	Three Months Period Ended March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2008
Fees Paid to:	2007	2008
	(In Thousands)
Daniel C. Montano (Chairman of the Board, President and Chief Executive Office)(a)	$—	$—	$200
Daniel C. Montano (Chairman of the Board, President and Chief Executive Office)(b)	129	120	2,419
Vizier Management Company(c)	—	—	116
GHL Financial Services Ltd. (“GHL”)(d)	20	108	2,498
Dr. Thomas Stegmann M.D. (the Company’s Co-founder and Chief Medical Officer(a)	120	125	2,115
C.K. Capital International and C&K Capital Corporation(f)	0	—	1,763
Dr. Wolfgang Priemer (the Company’s founder)(e)	20	20	382
Total	$289	$373	$9,493

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  – (continued)

a)	Consulting fees.
b)	Employment Services.
c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting.
d)	A director is a principal and owns 4.12% of the Company for the overseas sale of the Company’s convertible notes payable and Preferred Stock.
e)	Fees were paid for assisting the Company with the European Compliance Committee which monitors the Company’s activities in Europe from the legal, regulatory and tax compliance perspectives.
f)	C.K. Capital International and C&K Capital Corporation are controlled by Alex Montano, son of Daniel C. Montano.

Note 4. Summary of Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through March 31, 2008 (unaudited), the Company has accumulated a deficit of approximately $79.6 million. There can be no assurance that the Company will; (a) have sufficient funds available to complete its research and development programs or (b) be able to commercially manufacture or market any products in the future, (c) be successful to attain significant future revenue, (d) or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 4. Summary of Significant Accounting Policies  – (continued)

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB” Statement No. 109 (“FIN 48) FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At the adoption date of January 1, 2007, we did not record any liabilities for uncertain tax position.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For specific Company financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

Valuation of Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as an Adjustment to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using the Black-Scholes Model.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 4. Summary of Significant Accounting Policies  – (continued)

Non-Monetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

Deferred Financing Costs

Costs incurred in connection with the issuance of debt instruments are capitalized as deferred financing costs. These costs primarily include commissions paid to the placement agent. Deferred financing costs are capitalized and amortized over the term of the related debt using the straight-line method and as redemptions occur the Company charges off a proportional amount of the original deferred financing costs to interest expense. This combined method of amortizing debt discount approximates the effective interest method.

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Deferred financing costs	$1,553	$1,553
Amortization of the deferred costs	(1,503)	(1,513)
Deferred financing cost, net of amortization	$50	$40

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2007 and March 31, 2008, uninsured portion of cash is as follow:

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Uninsured Cash	$207	$0

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months period ended December 31, 2007 and March 31, 2008 since their effect would have been anti-dilutive:

	As of
	December 31, 2007	March 31, 2008
	(Shares in Thousands)
Stock options	858	1,346
Warrants	—	2,936
Convertible notes payable	1,327	636

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 4. Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Compensation — Options and Warrants:

	Three Months Period Ended March 31,
	2007	2008
	(In Thousands)
Research and development	$34	$34
General and administration	22	38
Total Stock-based compensation expense (options)	56	72
Stock-based compensation (warrants)	401	—
Stock-based compensation expense	$457	$72

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 4. Summary of Significant Accounting Policies  – (continued)

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

In December 2007, the FASB issued FASB Statement No 141(R) which replaces FASB Statement No. 141,Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting — the acquisition method — to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. The company does not believe SFAS No 141 will have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No 160 which mends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This Statement therefore improves the completeness, relevance, and transparency of the information provided in the consolidated financial statements. The company does not believe SFAS No 160 will have a significant impact on its financial position or results of operations.

In February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was issued which included an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 4. Summary of Significant Accounting Policies  – (continued)

to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company does not believe SFAS No. 159 will have an immediate significant impact on its financial position or results of operations.

Note 5. Cash, Cash Equivalent and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following at December 31, 2007 and March 31, 2008 (Unaudited):

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Cash in bank	$310	$11
Restricted cash	60	61
Total	$370	$72

Note 6. Prepaid and Other Current Assets

Prepaid assets consisted of the following at December 31, 2007 and March 31, 2008 (Unaudited):

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Prepaid clinical trial costs	$184	$22
Prepaid insurance	75	—
Prepaid professional and legal fees	10	9
Prepaid and current assets (other)	274	25
Total	$543	$56

Note 7. Property and Equipment

Property and equipment consisting of the following at December 31, 2007 and March 31, 2008 (Unaudited):

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Furniture, fixtures, computer software, and equipment	$737	$738
Scientific equipment	85	86
Leasehold improvements	288	238
Less accumulated depreciation	(448)	(510)
Property and equipment net of accumulated depreciation	$662	$552

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 7. Property and Equipment  – (continued)

Depreciation expense (in thousands) for the periods ended March 31, 2007, 2008, and the period from March 11, 1998 (inception) to March 31, 2008 were $69, $71 and $525 respectively.

Note 8. Due to and from Affiliates

Due to/from Affiliates at December 31, 2007 and March 31, 2008 Consisting of the Following:

	As of
	December 31, 2007	March 31, 2008
	(In Thousands)
Due to Phage	$(24)	$—
Due from Phage	139	61
Total	$115	$61

Note 9. Demand Notes With Stock Purchase Warrants

In the period ended March 31, 2008 the Company sold an additional $500,000 which includes $300,000 of notes issued in 2007 which were redeemed and reissued in 2008. The Company issued unsecured demand notes to investors during the year ended December 31, 2007 in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash. Some of these notes were issued with detachable warrants. These demand notes have various interest rate terms ranging from 10% to 16%. At March 31, 2008, $57,315 of interest was accrued for these notes. These notes are due upon demand, and not due until demand is made. Commissions earned for the sale of these notes was $42,000, of which $12,000 was earned by a related party. The Company issued unsecured demand notes to principal officers during the year ended December 2007. At March 31, 2008 there were $160,000 of notes issued to principal officers which have no stated maturity and have an interest at a rate of 6%per annum. The interest accrued on these notes to the principal officers is $5,372.

Demand Notes	Demand Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Demand Notes	Demand Notes Outstanding as of December 31, 2007	Demand Notes Outstanding as of March 31, 2008
Notes due to Officers	$310,000	—	—	6%	$150,000	$160,000	$160,000

Demand Notes	Demand Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Demand Notes	Demand Notes Outstanding as of December 31, 2007	Demand Notes Outstanding as of March 31, 2008
Note issued without warrants in 2007	175,000	—	42,000	10 – 81%	75,000	100,000	100,000
Notes issued with detached warrants in 2007	1,400,000	1,400,000	—	10 – 16%	—	1,400,000	1,400,000
Notes issued with detached warrants in 2008	500,000	500,000	—	10 – 16%	300,000	—	200,000
Total notes outstanding						$1,500,000	$1,700,000
Accrued interest						$57,315	$5,372

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 9. Demand Notes With Stock Purchase Warrants  – (continued)

Debt Discount on Demand Notes

The debt discount is for the fair value of the warrants issued with the demand notes. The debt discount is being amortized on a straight line basis over the life of the notes estimated to be 42 to 91 days. At March 31, 2008, the unamortized debt discount associated with these warrants is approximately $5,451.

The warrants are for the purchase of 1,900,000 shares of the Company’s common stock at $1.00 per share. The warrants have a term of five years and are exercisable upon issue. The Company allocated the fair value of the warrants against the amount of the Notes. The relative fair value of the warrants was determined to be approximately $1,245,000, which was determined using the Black-Scholes Model, was recorded as additional paid-in capital and reduced the carrying value of the notes (see (a) below). The discount on debt is being amortized to interest expense over the initial term of the notes. The Black-Scholes Model calculation incorporated the following assumptions in the table summarized at March 31, 2008:

Year	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value	Exercise Price per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Initial Term Days	Amortization for the Three Months Ended March 31, 2007
2007	1,400,000	507,000	1	5	3.28 - 3.99%	63.34 - 64.05%	42 - 91	431,698
2008	500,000	325,000	1	5	2.80 - 3.18%	64.11 - 64.12%	42 - 91	319,549
Total	1,900,000							751,247

	December 31, 2007	March 31, 2008	For the Period from March 11, 1998 (Inception) to March 31, 2008
	(In Thousands)
Amortization of Debt discount on demand notes	$75	$751	$826
Total	$75	$751	$826

For the three months ended March 31, 2008, debt discount of $751,247 was amortized to interest expense.

The warrants associated with the notes were fair valued upon their issuance, December 31, 2007 and again on March 31, 2008. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through March 31, 2008.

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

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at March 31, 2008.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 9. Demand Notes With Stock Purchase Warrants  – (continued)

Change Period	Fair Valued at Issuance to December 31, 2007	Fair Valued from Issuance to March 31, 2008	Net Change in Fair Value Between Periods
	(In Thousands)
Total fair value of derivatives at respective periods	$658	$1,245	$(587)

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative:
At Issuance	—	63.34 - 64.12	3.28 – 3.99	4.85 – 5.00	$0.53 – 0.88
As of December 31, 2007	—	64.12	3.45	4.95	$0.88
As of March 31, 2008	—	96.16	2.46 – 3.18	4.60 – 4.75	$0.92 – 1.15

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

As of March 31, 2008, the Company had $3,080,000 principal amount outstanding of such convertible notes, which was convertible at the option of the holders into 3,080,000 shares of common stock based on the re-set Fixed Conversion Price of $1.00 per share. However, the notes are convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $1 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company’s assets secure the notes.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

The following table summarizes convertible notes discounts and derivative values outstanding at March 31, 2008:

(In Thousands)
Convertible notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(16,920)
Convertible notes at face value at March 31, 2008	3,080
Discount on notes:
Embedded derivatives	(8,196)
Warrant derivatives	(2,383)
Net convertible notes on March 31, 2008	(7,499)
Amortization of discount from derivatives	9,597
Convertible notes at March 31, 2008	2,098
Embedded derivatives at fair value at March 31, 2008	1,441
Warrant derivatives at fair value at March 31, 2008	2,593
Net convertible notes, embedded derivatives and warrant derivatives at March 31, 2008	$6,132

In May 21, 2007, the convertible senior secured notes were fair valued according to the original terms of the agreement for the period starting April 1, 2007, through May 21, 2007. On May 21, 2007 the Convertible Notes were fair valued for the re-pricing. On June 30, 2007, the Senior Secured Notes were fair valued reflecting the re-pricing of the convertible notes. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through March 31, 2008.

Period	Fair Valued at March 31, 2007	Fair Valued from March 31, 2007 to December 31, 2007	Fair Valued from Dec. 31, 2007 to March 31, 2008
	(In Thousands)
Warrants	$61	$881	$2,593
Convertibility Feature	84	631	1,383
Interest Convertibility Feature	40	47	59
Total fair value of derivatives at respective periods	$185	$1,559	$4,035

Net Decrease (Increase) Recorded as Adjustment to Fair Value	For the Year Ended December 31, 2007	For the Three Months Period Ended March 31, 2008
	(In Thousands)
Change between reporting periods	$(968)	$(2,475)
Reclass of derivatives from liability to equity due to actual interest paid	(586)	—
Reclass of derivatives from liability to equity due to conversion	(6,455)	(655)
Total	$(8,009)	$(3,130)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

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

Conversion of Senior Secured Notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock
Total – 2006	$1,897,514	987,219	$2.28	$33,028
Total – 2007	14,222,486	19,150,903	.80	607,811
1st quarter – 2008	800,000	800,000	1.00	124,890
Total	$16,920,000	20,938,122		$765,729

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

The following table defines the derivatives related to the convertible notes:

Item #	Derivatives	Definition
1	Warrants Derivative	The Company sold warrants in connection with the sale of senior secured convertible notes on March 20, 2006. The warrants were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.
2	Conversion Feature Embedded Derivative	As part of the sale of the senior secured convertible notes on March 20, 2006, the buyer has the right to convert up to 10% of the initial balance in to common stock each month starting August 20, 2006. The conversion feature derivatives were fair valued at March 20, 2006 and subsequently have been and are revalued at the end of each quarter.
3	Interest Conversion Embedded Derivative	As part of the sale of the senior secured convertible notes at March 20, 2006, the Company has the right to pay interest with its common stock upon the registration effective June 12, 2006. The interest conversion derivatives were fair valued at March 20, 2006 and subsequently have been and are revalued at the end of each quarter.

The following table summarizes the assumptions used to measure the fair value of our derivatives related to the convertible note:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)	CVBT Stock Price
Warrant derivative – convertible note
As of December 31, 2007	—	45.35	3.34	1.25	$1.00
As of March 31, 2008	—	130.87	1.55	1	$1.00
Conversion feature embedded derivative – convertible note
As of December 31, 2007	—	45.35	3.34	1.25	$0.97
As of March 31, 2008	—	130.87	1.55	1	$1.00
Interest Conversion embedded derivative – convertible note
As of December 31, 2007	—	45.35	3.34	1.25	$0.95
As of March 31, 2008	—	130.87	1.55	1	$0.84

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives	Balance as of December 31, 2007	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion	Balance as of March 31, 2008
	(In Thousands)
Embedded derivatives (A)	$678	$1,419	$—	$(656)	$1,441
Warrant derivative – convertible note (B)	881	1,711	—	—	2,592
Change in fair value (C) = A+B	1,559	3,130	—	(656)	4,033
Option derivative – non-employees*	867	212	—	(38)	1,040
Warrant derivative – non-employees*	4,118	1,508	325	—	5,951
Change in fair value (D)*	4,985	1,720	325	(38)	6,991
Total warrant and options derivative non-employees (E) = C+D*	6,544	4,840	325	(694)	11,024

*	For details see footnote 11

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

For the year ended December 31, 2007 conversion by note holders of convertible notes and interest into common stock and payment of interest in cash each resulted in reclassifying the fair value of the respective derivative feature on the transaction date from liability to equity in an amount aggregating $7,040,340.

In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at March 31, 2008.

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in the Company’s stock price during the reported period as well as assumptions regarding a number of complex and subjective variables used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, the Company may show “Other Income” conversely, if it increases the Company may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income.” Conversely, if it decreases the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended March 31, 2008, the Company’s stock price has decreased from $7.15 to $0.45 and was $0.92 at March 31, 2008. For the same period, the volatility in the stock price of comparable companies used in the

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

Black-Scholes Model decreased from 44.56% to 130.87%. As of March 31, 2008, the Company shows $2,964,240 fair value of derivatives as Other Expense.

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

The Company filed an S-3, which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest in-kind with registered common stock or in cash. Interest on the convertible note has been paid as follows:

Years	Interest Paid in Cash	Interest Paid with Stock	Total Interest	Shares Issued in Lieu of Cash Payment
2006	$1,863,159	$—	$1,863,159	—
2007	627,700	404,301	1,032,000	692,682
2008	—	117,452	117,452	141,526

Daniel C. Montano Guaranty

See Related Party Transactions

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. No additional Beneficial Conversion feature was required to be recovered.

	December 31, 2007	March 31, 2008	For the Period from March 11, 1998 (Inception) to March 31, 2008 (Inception)
	(In Thousands)
Interest expense from the beneficial conversion feature	$—	$—	$2,050
Total financing cost	—	—	2,136
Interest expense – Series I, II and IIa	—	—	1,303
Total	$—	$—	$5,489

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 10. Convertible Notes Payable  – (continued)

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

Interest Expense:

	March 31, 2007	March 31, 2008	For the Period from March 11, 1998 (Inception) to March 31, 2008
	(In Thousands)
Interest expense	$515	$97	$7,638
Amortization of derivatives	2,313	302	8,869
Amortization of deferred financing cost	392	11	3,479
Amortization of debt discount on demand notes	—	751	827
Total	$3,220	$1,161	$20,813

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 11. Other Derivatives Related to Options and Warrants Issued to Non-Employees

Upon the sale of the Company’s convertible notes on March 20, 2006, accounting practices require the previously and subsequently issued non-employee options and warrants to be classified as derivative liabilities in the application of certain accounting principles related to the issuance of the Company’s convertible note financing.

The convertible note agreements entered into on March 20, 2006 contain variable share settlement provisions. These provisions require the Company to classify, at “fair value,” previously and subsequently issued and options and warrants to non-employees from additional paid in capital to derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The reason for this reclassification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the previously issued and vested option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his or her options or warrants at a price that would require him or her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the previously recorded transactions must be reclassified from equity to liability. In addition, further analysis indicates the previously issued and vested options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The impact of such accounting principles on previously and subsequently issued non-employee stock option and warrant transactions require all non employee option and warrants be classified as derivatives as follows:

1	Options issued to non-employees Derivatives	As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued options to non-employees as option derivatives, which are revalued at the end of each quarter.
2	Warrants issued to non-employees Derivatives	As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives, which are revalued at the end of each quarter.

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Options issued to non-employees derivative
As of December 31, 2007	—	47.61 - 67.22	3.05 - 4.04	1.58 - 9.90	$0.88
As of March 31, 2008	—	96.16 - 130.87	1.55 - 3.45	0.88 - 9.72	0.92
Warrants issued to non-employees derivative
As of December 31, 2007	—	64.12	3.45	5	$0.88
As of March 31, 2008	—	96.16	2.46 - 3.18	4.60 - 4.83	0.92 - 1.15

(a)	The range of the expected life and exercise prices are consistent with each individual instrument.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 11. Other Derivatives Related to Options and Warrants Issued to Non-Employees  – (continued)

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives	Balance as of December 31, 2007	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion	Balance as of March 31, 2008
	(In Thousands)
Option derivative – non-employees	867	212	—	(38)	1,040
Warrant derivative – non-employees	4,118	1,508	325	—	5,951
Change in fair value	4,985	1,720	325	(38)	6,991

Options derivative transactions — Non-employees for options granted and transferred:

Period	Options Granted	Exercise Price – Non- Employees	Estimated Fair Value on the Date Options Granted or Transferred	Option Derivatives as of March 31, 2007	Transfer of Fully Vested Employee Stocks to Non-Employee
For the year ended December 31, 2006(a)	150,000	$1.00	$228,000	$14,243	—
For the year ended December 31, 2007(b)(c)	310,000	$0.30 – 1.00	$560,840	$3,702	—
For the quarter ended March 31, 2008(c)	—	—	—	—	—

All options were issued for future services and will be expensed over the vesting period. The Black-Scholes Model is used to estimate the fair value of the options.

(a)	Expected life of years, volatility of 77%, risk free rate of interest of 4.58% to 4.67% and an expected dividend yield of zero.
(b)	Expected life of 10 years, volatility ranging from 67.22% to 71.22%, and risk free rate of interest ranging from 4.04% of 4.85% and an expected dividend yield of zero. Transaction is done as a function of law.
(c)	No new stock options were granted to non-employees during the 1st quarter 2008.

Change in the fair value of options and warrant derivatives:

Adjustments to Fair Value of Derivatives – Options and Warrants	Total at December 31, 2007	At March 31, 2008
		(In Thousands)
Adjustment to the fair value of option derivatives(a)	$(818)	$212
Adjustment to the fair value of warrant derivatives	20)	1,508
Total adjustments to fair value	$(798)	$1,720

(a)	Assumptions for Quarter ended March 31, 2008 were as follow: (1) dividend yield of 0%, (2) the expected range of volatility is 96.16% – 130.87%, (3) the range of the risk-free interest rate of 1.55% to 3.45% and (4) the range of the expected life and exercise prices consistent.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 11. Other Derivatives Related to Options and Warrants Issued to Non-Employees  – (continued)

Stock Option Transactions – Non-Employees	Number of Option Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate %	Expected Remaining Life (Years)	Decrease In the Fair Value of Option Derivatives
Total – 2007	380,000	—	69.58 – 73.36	4.45 – 4.98	2.25 – 2.75	$310,738
1st Quarter – 2008	60,000	—	104.48	1.47 – 1.61	1.75	$56,400
Total	440,000					367,139

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

Warrant Transactions – Non Employee	Warrant Issued	Dividend Yield %	Expected Volatility %	Risk Free interest %	Expected Life (Years)	Fair Value on the Date of Warrants Granted	Exercise Price
a	250,000	0	79	5.125	10	1,602,500	$10.00
b	550,000	0	67	3.83	10	223,987	$1.00
c & c(i)	5,900,000	0	63 – 67	3.52 – 4.42	5 – 10	2,600,259	$1.00
d	1,400,000	0	63 – 64	3.28 – 3.99	5	509,804	$1.00
Total at December 31, 2007	8,100,000	0	63 – 79	3.28 – 5.125	5 – 10	4,936,550	$1.00 – $10.00
d(i) 1st Quarter 2008	500,000	0	96.16	2.46	5	335,000	$1.00
Total	8,600,000

(a)	These warrants were issued for past services and were expensed over a one-year vesting period. The fair Value of the vested portion of these warrants for the three months ended March 31, 2007 was $400,643 and $1,602,500 in aggregate was reclassified as part of the warrant derivative.
(b)	These warrants were issued in connection with consulting services rendered. These warrants were fully vested on the date of the grant and have a ten year term. These warrants will expire in November 2012. The vested fair value of these warrants for the year ended December 31, 2007 was $223,987 and was reclassified as part of the warrant derivative.
(c)	These warrants were for future services. These warrants were fully vested on the date of grant have a five year term and expired in December 2012.
(c)(i)	These warrants were for future services. These warrants were fully vested on the date of the grant and have a ten year term. These warrants will expire in December 2017.
(d)	These detachable warrants were issued in conjunction with the issuance of demand notes. These warrants were fully vested in year ended December 31, 2007 for $658,000 and was recorded as warrant derivative. The discount on debt is being amortized to interest expense over the term of the notes.
(d)(i)	These detachable warrants were issued in conjunction with the issuance of demand notes. These warrants were fully vested for the first quarter ended March 31, 2008 for $335,000 and was recorded as warrant derivative. The discount on debt is being amortized to interest expense over the term of the notes.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 11. Other Derivatives Related to Options and Warrants Issued to Non-Employees  – (continued)

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (close date), will be amortized on a straight-line basis into interest expense over the life of notes and warrants. The following table summarizes these amounts as of March 31, 2008:

Transactions from March 30, 2006 Through March 31, 2008	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(In Thousands)
Balance March 20, 2006 (close date)	$1,553	$2,383	$8,196	$—
Proration of derivatives at March 31, 2008(a)	(928)	—	—	(928)
Amortization for the period March 20, 2006 (close date) through March 31, 2008 charged to interest expense	(585)	(1,611)	(7,987)	(10,183)
Remaining deferred costs and discount to be amortized	$40	$772	$209	$(11,111)

(a)	The proration of derivatives is a reduction in the deferred financing cost due to the conversion of the convertible notes into common stock.

Note 12. Stockholders’ Equity

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 12. Stockholders’ Equity  – (continued)

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

On May 21, 2007, the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The Warrant is exercisable for a period commencing on October 12, 2007 and terminating on the fifth anniversary of the issuance of such warrant. The Warrant issued as of December 31, 2007, and any future Securities issuances, are exempt from registration pursuant to Regulation S set forth by the Securities and Exchange Commission pursuant to the Securities Act of 1933 (“Regulation S”). The agreement, as amended, expired November 9, 2007. The Company has extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, the Company has received an additional gross proceeds of $825,000 in the period ended March 31, 2008.

In May 2006, 20 commemorative shares, which had a fair value of $122, were issued to the founders and the executives.

On February 11, 2005, the Company’s S-1 registration statement for the issuance of 1,500,000 new common shares was declared effective. On February 16, 2005, the Company’s Initial Public Offering (IPO) was closed. The Company received gross proceeds of $15,693,000 and incurred underwriting discounts, expenses and commissions of $1,681,875 and offering expenses payable by the Company of $655,500, resulting in net proceeds of $13,622,500.

On March 10, 2005, the underwriter exercised its option for the over-allotment and the Company issued 225,000 common shares for proceeds to the Company of $2,030,625.

At December 31, 2005, the convertible notes payable have been converted into common stock, except $30,000 for which holders elected to be repaid. All common stock to be issued resulting from the conversion has been issued.

Conversion of Senior Secured Notes:

See Footnote 10 for details.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 12. Stockholders’ Equity  – (continued)

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
2007	1	440,000	—	440,000
1st quarter – 2008	1	60,000	—	60,000
Total		500,000		500,000

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

Stock option granted for 2006, 2007 and the first three month period ending March 31, 2008:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
Total – 2006(a)(b)	215,050	$10.00	$500,716	5 - 10	78.89
Total – 2007(b)	686,050	1.00 - 10.00	278,014	10	67 - 69
1st quarter – 2008	—	—	—	—	—

All options were granted from the 2004 Stock Plan. The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	50,000 of these options were issued for the past services and therefore expensed on the date of grant.
(b)	These options were issued for future services and will be expense over the vesting life of the options.

At March 31, 2008 the unexpended value for unvested options is approximately $248,223 with an average vesting period of 1.60 years.

Stock Option Transactions Non-Employees	Number of Options Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate	Expected Remaining Life	Decrease in the FV of Option Derivatives
Total – 2007	380,000	—	69.58 – 73.36	4.55 – 4.98	2.25 – 2.75	$310,739
1st quarter – 2008	60,000	—	104.48	1.47 – 1.61	1.75	56,400
Total	440,000

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 12. Stockholders’ Equity  – (continued)

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid-in-capital.

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2007 and March 31, 2008 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2006	1,185,550	$0.30 – $10.00	1,725,500	$0.30 – $10.00	2,911,050	$0.30 – $10.00
Granted	376,050	10.00	—	—	4,500	10.00
Terminated	2,000	10.00	—	—	(2,000)	10.00
Reclassified	440,000	0.30	440,000	$0.30 – $0.50	—	0.30
Exercised	60,000	0.30	(380,000)	0.30	(440,000)	$0.30 – $0.50
Cancelled	2,090	10.00	(150,000)	10.00	(150,750)	10.00
Outstanding at December 31, 2007	1,057,510	$0.30 – $10.00	1,945,500	$0.30 – $10.00	3,003,010	$0.30 – $10.00
Granted	—	—	—	—	—	—
Terminated	—	—	—	—	—	—
Reclassified	—	—	—	—	—	—
Exercised	—	—	60,000	$0.30	60,000	$0.30 – $0.50
Cancelled	710	$10.00	—	—	710	$10.00
Outstanding at March 31, 2008	1,056,800	$0.30 – $10.00	1,885,500	$0.30 – $10.00	2,942,300	$0.30 – $10.00

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 12. Stockholders’ Equity  – (continued)

Weighted average exercise price of options granted, exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006, 2007 and March 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2006
Employees – Outstanding	1,185,550	1.80	3.86	1,180,000
Employees – Expected to Vest	229,758	1.80	3.86	—
Employees – Exercisable	955,792	1.80	3.86	1,180,000
Non-Employees – Outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees – Expected to Vest	112,500	10.00	9.75	—
Non Employees – Exercisable	1,613,000	3.61	6.21	1,221,300
As of December 31, 2007
Employees – Outstanding	1,057,510	2.23	5.83	290,000
Employees – Expected to Vest	285,078	1.02	9.57	—
Employees – Exercisable	772,432	2.13	5.83	290,000
Non-Employees – Outstanding	1,945,500	2.60	5.77	635,100
Non-Employees – Expected to Vest	145,291	4.37	9.41	—
Non Employees – Exercisable	1,800,209	2.53	5.77	635,100
As of March 31, 2008
Employees – Outstanding	1,056,800	2.23	5.56	310,000
Employees – Expected to Vest	244,950	1.27	9.35	—
Employees – Exercisable	811,850	2.17	5.56	310,000
Non-Employees – Outstanding	1,885,500	2.84	5.57	641,700
Non-Employees – Expected to Vest	126,757	5.06	9.16	—
Non Employees – Exercisable	1,758,743	2.63	5.57	641,700

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 12. Stockholders’ Equity  – (continued)

Warrants

Warrants have only been issued to outside parties and have never been issued to employees:

Warrants Granted	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value ($)	Exercise Price Per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Expected Dividend Yield %
2000(a)	933,330	115,475	0.40	3.5	5.02%	—	—
2001(b)	100,000	—	0.80	5	4.89%	—	—
2003(c)	200,000	119,744	2.00	5	0.94%	76	—
2005(d)	75,000	—	—	—	—	—	—
2006(e)(f)(g)(i)	6,249,997	3,660,455	1.00 - 10.00	3 - 10	4.89 - 5.12%	78 - 79	—
2007(g) (iii), (g) (ii), (h), (i)	8,350,000	3,537,674	1.00	5 - 10	3.28 - 4.42%	63 - 66.54	—
2008(g)(ii)	500,000	335,000	1.00	5	2.46%	96.16	—
Total	16,408,327

(a)	The warrants fully vested in December 2001 and were to expire in December 2005. However, prior to the expiration date in December 2005 the holder of the warrants elected to exercise 933,330 warrants in exchange for 848,482 shares of common stock. The exercise of these warrants was cashless.
(b)	The warrant was fully vested on the date of grant and was exercised in March 2006.
(c)	The warrant issued to an individual in connection with consulting services rendered. The warrant fully vested on the date of grant and expires in June 2013.
(d)	The Company sold a warrant for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of six months commencing on the effective date of the IPO, February 11, 2005.
(a)	All warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.
(b)	Warrants issued for past services and are expensed over a one year vesting period. The fair value of the portion of these warrants that vested during the three months ended March 31, 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.
(g)(i)	The warrants issued for future services. These warrants are fully vested on the date of the grant, have a five year term and expire in December 2012.
(g)(ii)	These warrants were issued along with demand notes are detachable and are fully vested on the date of the grant and have a five year term. The fair value of the vested warrants during the year ended December 31, 2007 of $507,000 was recorded as additional paid-in capital and the discount on debt is being amortized to interest expense over the term of the notes.
(g)(iii)	The warrants issued for future services. These warrants are fully vested on the date of the grant and have a ten (10) year term. The warrants will expire in December 2017.
(h)	These warrants were issued in connection with consulting services rendered. These warrants are fully vested on the date of the grant and have a ten year term. The warrants will expire in November 2017. The fair value of the fully vested warrants during the year ended December 31, 2007 of $223,987 has been reclassified as part of the warrant derivative.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 12. Stockholders’ Equity  – (continued)

(i)	The warrants were issued to an employee in connection with the research and development services rendered. The warrants are fully vested on the date of the grant, have a ten year term and expire in November 2017.

Warrant activity for the years 2006, 2007 and the three months period March 31, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,230,882	$7.88
Granted	8,350,000	1.00
Sold(a)	5,999,997	1.00
Exercised	—	—
Forfeited	(705,882)	8.50
Outstanding at December 31, 2007	14,874,997	$1.22
Granted	500,000	1.00
Sold/Reissued	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2008	15,374,997	$1.22
Warrants exercisable at December 31, 2006	1,168,382	7.88
Warrants exercisable at December 31, 2007	14,874,997	1.22
Warrants exercisable at March 31, 2008	15,374,997	1.22

The following table summarizes information about warrants outstanding at March 31, 2008 (unaudited):

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.00	5,999,997	0.97	$1.00	5,999,997	$1.00
1.00	8,350,000	4.69	1.00	8,350,000	1.00
1.00	500,000	4.81	1.00	500,000	1.00
2.00	200,000	5.23	2.00	200,000	2.00
10.00	250,000	8.04	10.00	250,000	10.00
12.50	75,000	0.88	12.50	75,000	12.50
Total	15,374,997			15,374,997

Authorized Shares

At the Company’s 2005 Annual Meeting of Stockholders held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares.

Note 13. Income Taxes

The Company files income tax returns in the U.S. and various state jurisdictions.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 13. Income Taxes  – (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at December 31, 2007 and, March 31, 2008. The Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated net operating losses available to carry forward for application against future taxable income in each of the Company’s taxing jurisdictions. At December 31, 2007 the Company reduced its research and development credit carry forward to a more sustainable amount under federal or state examination. To date the Company has not benefited from this carry forward. Net operating losses were reduced as well and are detailed below.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the three month period ended March 31, 2008. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in progress. In some cases the statute of limitations for audit periods may or may not apply.

The adoption of FIN 48 created a reduction of the federal and state net operating loss carry forwards of approximately $950,000 respectively. A reduction of $256,000 in the federal research and development credit carry forward was also recognized in 2007. Typically under audit by federal taxing authorities these credits are reduced by thirty percent and as such the company has reflected this likelihood. In 2008 the company reduced its federal research and development credit carry forward from $852,000 to $642,000.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseeable that the Company would have any income tax liabilities in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

Included in the Company’s net operating loss carry forward at March 31, 2008, are tax positions for which the ultimate deductibility is highly certain but for which there is some uncertainty about the timing of such deductibility. Due to the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate.

Net Operating Loss Carry Forward:	As of December 31, 2007	As of March 31, 2008
	(In Thousands)
Federal income taxes	$69,357	$78,202
State income taxes (California)	59,792	66,072

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

As of March 31, 2008
(In Thousands)
Federal research and development credit carry forward	$642

Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 14. Commitments and Contingencies  – (continued)

Paid Rent:	December 31, 2007	March 31, 2008
	(In thousands)
Total rent paid(a)	$465	$83

(a)	Total rent paid for the corporate office in Las Vegas and the San Diego lab facility.

Accrued Rent as of March 31, 2007	Amount
(In Thousands)
Corporate headquarters	$46

Security deposit is refundable thirty days upon termination of the lease.

The following is a schedule of future minimum rental payments required under the lease agreement:

Year	Amount
(In Thousands)
2007	$—
2008	258
2009	350
2010	360
2011	58
Total	$1,026

Employment Agreements

In July 2004, the Company entered into an employment agreement with a non-executive employee, effective August 1, 2004, under the terms of which Cardio will pay a monthly salary of $10,000. The agreement was for three years and expired July 31, 2007.

Service Agreements

The Company has entered several service agreements listed below. These service fees for the obligations below were determined through a process of competitive bids and negotiation.

The major outstanding contractual obligations are as follows:

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 14. Commitments and Contingencies  – (continued)

(1)	The Company entered into a joint patent agreement with Phage as of February 28, 2007. The Company plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. The Company and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patent applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that the Company would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Cardio and Phage entered a new agreement as of February 28, 2007 superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledged that the jointly owned and cross-licensed rights are vital to the parties’ respective plans for development and commercialization and further clarified the parties’ respective rights and provided for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, the Company shall pay a 6% royalty to Phage on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.
(2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay the Company an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.
(3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.
(4)	Hesperian will assist the Company with the FDA approval process for drug.
(5)	The Company’s royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
(6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter delivery.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 14. Commitments and Contingencies  – (continued)

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-2005	20-Aug-2007
8	Phage Biotechnology Corporation	Lease Guarantee - San Diego	15-Mar-2006	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-2006	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-2006	First date of generating revenue on repayment of notes.
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-2006	First date of generating revenue on repayment of notes.
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-2006	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-2006	Upon completion of study
14	Investment Banking	Investment Banker	6-Jun-2006	Ongoing
15	Public Accounting Firm	Professional Services	1-July-2006	Ongoing
(7)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. This contract is now terminated.
(8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for minimum monthly rent and additional rent for shared costs, which aggregate approximately $20,000 per month.
(9)	The Company entered into a Securities Purchase Agreement with certain Investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of the Company’s common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 14. Commitments and Contingencies  – (continued)

plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of the Company’s assets secure the notes.
(10)	Daniel C. Montano, Chairman, President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into common stock.
(11)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
(12)	Kendle (formerly Charles River Laboratories Clinical Services International Ltd. or “Charles River Laboratories”) will support the Company in its Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements.
(13)	The Bruckner Group Incorporated has been assisting the Company in exploring the potential economic consequences of applying FGF-1 141 to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000.
(14)	The purpose of this agreement is to act as advisor for listing on the London Stock Exchange’s Alternative Investment Market (“AIM”). The Company paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.
(15)	A provider of accountancy and business services to audit and review the Company’s financial reports for listing on the London Stock Exchange’s Alternative Investment Market, or AIM.

	As of March 31,		For the Period from March 11, 1998 (Inception) to March 31, 2008
Service Fees Paid for Major Contractual Obligations:	2007	2008
	(Dollars in Thousands)
The Bruckner Group	$360	$—	$811
Touchstone Research (C2R)(Hesperion)	200	14	4,895
Kendle (Charles River)	170	154	1,719
Total	$730	$168	$7,425

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 14. Commitments and Contingencies  – (continued)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Note 15. Subsequent Event

On April 24, 2008 the Company entered into an agreement with Mr. Phillip Frey Jr. to form Cardio Derma Clinical Partners (CDCP), an R&D Partnership. Mr. Frey, as sponsor and general partner, will fund a minimum of $1,000,000 and up to $5,000,000 of the clinical development of the Company’s wound healing drug candidate. The Company is exploring other similar opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured, guaranteed by the Company’s CEO, Daniel C. Montano and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of May 31, 2008, the Company has received gross proceeds of $1,025,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

1. Overview

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

CardioVascular BioTherapeutics, Inc. was established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Thomas J Stegmann, co-founder of the company, performed in the mid-1990s. The Company entered into an agreement with Dr. Stegmann, dated March 11, 1998, which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted the Company a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of his clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. To date the Company has made no royalty payments under this Agreement. Dr. Stegman serves the Company as a director and as Chief Medical Officer. From October 12, 2006 to June 1, 2008 he also served as Co-President. He now focuses his time as an Officer on the duties of Chief Medical Officer.

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

2. Results of Operations

Three Months Ended March 31, 2007 and 2008

During the three month period ended March 31, 2008, the Company spent approximately $1,042,000 in research and development to support its FDA clinical trials. Research and development expenses decreased slightly in comparison to the same period last year.

Our research and development consist of $276,000 clinical trial costs and $324,000 paid to an affiliate for contract clinical research.

Clinical trial expenditures decreased from $610,000 to $276,000 due to the completion of earlier trials in 2007 while our newer trials are still in the planning, ramp-up, and site selection process for our Phase II CHD and Phase II Wound Healing trials. We also reduced our expenditures with our affiliate, Phage Biotechnology Corporation, due to the majority of production of the drugs required for our upcoming trials in 2007.

	For the Three Month Period Ended March 31,
	2007	2008	$ Change	% Change
	(Dollars in Thousands)
Research and development	$1,614	$1,042	$(572)	(35)%
Clinical trials	$610	$276	$(334)	(55)%
Phage Biotechnology Corporation (affiliate)	$542	$324	$(219)	(40)%

Our research and development costs are associated with the following clinical and pre-clinical trials as of March 31, 2008:

FDA Authorized Clinical Trials:

Drug Candidate	Indication
• CVBT-141A	Severe Coronary Heart Disease (“CHD”) — surgical delivery
• CVBT-141B	Dermal Ulcers (Wound Healing)
• CVBT-141C	Peripheral Arterial Disease (“PAD”)
• CVBT-141H	Severe Coronary Heart Disease (“CHD”) — injection catheter delivery

Proof of Concept Clinical Trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia — proof of concept

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Stroke
• CVBT-141F	Bone Repair

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

ii) Severe Coronary Heart Disease — Drug Candidate CVBT 141-H — Injection catheter delivery: CVBT is now proceeding with its Phase II clinical trial in patients with severe coronary heart disease. In collaboration with Cordis Corporation, the drug candidate will be delivered to the heart using their proprietary catheter injection system, the MyoStar® injection catheter. Before and after treatment with the drug candidate, each patient’s heart will be screened and ischemic regions of the heart identified utilizing Cordis Corporation’s NOGA® electromagnetic mapping system, in addition to other techniques provided for in the protocol. A placebo group has been added as an additional control group to the Phase II study. This will significantly improve the statistical analysis of efficacy results we obtain from this trial.

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

iv) Peripheral Arterial Disease — Drug Candidate CVBT-141C: The FDA has authorized a Phase I clinical trial for the treatment of intermittent claudication associated with PAD. We are in the process of identifying clinical trial sites. Colorado Prevention Center will be the contracted clinical research organization that will manage this trial and they have identified six U.S. medical centers that will be contracted to perform this trial.

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

General and Administrative

	For the Three Month Period Ended March 31,
	2007	2008	$ Change	% Change
	(Dollars in Thousands)
General and administrative	$3,530	$1,710	$(1,820)	(52)%
Phage Biotechnology Corporation (affiliate)	$21	$4	$(16)	(80)%

For the three months period ended March 31, 2008, general and administrative expenses decreased approximately $1,820,000 or 52% in comparison to the same period in 2007. This increase includes:

$ Amount in Thousands
These are our primary reductions in expenses:
Professional expenses related to listing on the Alternative Investment Market of the London Stock Exchange.	$616
Officer compensation, related to the issuance of warrants in April 2005	402
Computer expenses reflecting the reduction in new project initiatives	214
Travel expenses	204
Investor relations	155
Net increase in all other expenses	229
Total decrease in expenses	$1,820

	For the Three Month Period Ended March 31,
	2007	2008	$ Change	% Change
	(Dollars in Thousands)
Interest income	$101	$0	$(101)	(100)%

Interest income decreased from $100,706 to approximately $0 for the period ended March 31, 2007 and 2008, respectively; as the result of a lower level of cash and marketable securities available for investment.

	For the Three Month Period Ended March 31,
	2007	2008	$ Change	% Change
	(Dollars in Thousands)
Interest expense	$3,220	$1,161	$(2,059)	(64%)

Components of Interest Expense:	2007	2008
Interest from senior notes and demand notes	$443	$139
Cashless interest from senior notes	72	7
Amortization of deferred financing cost	2,580	762
Amortization of derivatives	125	253
Total interest expense	$3,220	$1,161

During the three month period ended March 31, 2008, interest expense decreased from approximately $3,220,000, to $1,160,000 the same period in 2007.

	For the Three Months Period Ended March 31,
	2007	2008
	(Dollars in Thousands)
Adjustment to fair value of derivatives	$(2,125)	$(3,130)
Adjustment to fair value of derivatives – other	552	(1,720)

Adjustment to fair value of derivatives decreased from approximately $2,126,000 to $3,130,000 and adjustments to the fair value of derivatives-expense other increased from ($552,000) to $1,720,000 for the period ended March 31, 2007 and 2008. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If stock price decreases sufficiently, we may show “Other Income”; conversely, if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely, if it decreases, we may show “Other Income.” Since the issuance of the Convertible Notes on March 20, 2006 to the period ended March 31, 2008 the Company’s stock price has decreased from $7.15 to $0.45 and was $0.92 at March 31, 2008. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model ranged from 44.56% to 130.87%. Since inception to March 31, 2008 the Company has shown $2,964,240 of adjustments to the fair value of derivatives as Other Expense.

3. Liquidity and Capital Resources

Sources of Liquidity

Since inception and through March 31, 2008, we have financed operations through the initial public offering of common stock, the private sale of capital stock and convertible notes and the private placement of senior secured convertible notes.

The table below summarizes the net proceeds we have received of approximately $61,491,000 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes through March 31, 2008:

Source of Funds	Net Proceeds
(Dollars in Thousands)
Pre USA IPO
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520
Common stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	14,892
Post USA IPO
Proceeds from the IPO, 1,725,000 shares of common stock sold at $1.00 per share net of the options exercised	15,548
Exercise of 2,026,064 stock option and warrants	462
Proceeds from private placement of senior secured convertible notes together with warrants to purchase 705,882 shares of Company’s common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to price re-set from $12.00 to $1.00 per share.(b)	20,000
Proceeds from private placement under Reg S(a)	4,216
Proceeds from the issuance of demand notes	1,860
Proceeds from issuance of warrants at $0.001 par value	6
Total proceeds from financing through March 31, 2008	$61,408
Deferred financing cost	(5,065)
Net proceeds per statement of cash flow	$56,343

(a)	On May 21, 2007, we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private March 31, 2008, we issued 4,475,000 shares. We received gross proceeds in the amount of $4,475,000 and net proceeds in the amount of $4,325,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of our common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. We decided not to sell common stock below $1.00 per share through November 9, 2007. We are in discussions to extend the agreement, but there can be no assurance that the agreement will be extended nor that the remaining funds will be raised.
(b)	On March 20, 2006, we completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of our common stock which was increased to 5,999,997 due to price re-set from $8.50 to $1.00. We will incur certain penalties if it fails to file, obtain and maintain the effectiveness of a registration statement covering the Securities, such as cash payments to the note holders calculated under formulas based on the principal amount of the notes and aggregate exercise price of the warrants. A total of $1,553,000 in transaction fees and expenses have been paid by us, such that we realized net proceeds in the amount of $18,447,000.

4. Cash Flow

Three Months Ended March 31, 2007 and 2008

Cash consumed in our operating activities decreased by 75% for the three months ended March 31, 2008 compared to the same period in 2007. We are progressing in our “Severe Coronary Heart Disease Phase II, Wound Healing Phase II,” clinical trials as discussed in the result of operation. The Company announced its FDA approval to proceed Phase II of its Coronary Heart Disease in July 2007.

Cash consumed in our investing activities decreased by 97% due to a reduction in capital expenditures for property and equipment, resulting in approximately $57,000 less of cash consumption in investing activities for the quarter ended March 31, 2008.

	Three Month Period Ended March 31,
	2007	2008	$ Change	% Change
	(Dollars in Thousands)
Cash flow used in operating activities	$(5,201)	$(1,257)	$3,944	(75)%
Cash flow (used in) provided from investing activities	(58)	(2)	57	(97)%
Cash flow provided from financing activities(a)	(278)	960	1,238	(445)%

(a)	On May 21, 2007 we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. During the three month period ended March 31, 2008, we issued 825,000 shares in exchange for gross proceeds of $825,000 and net proceeds of $742,000 towards completion of the Private Placement.

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

6. Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of March 31, 2008:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In Thousands)
Long-term debt obligations(a)	$3,080	3,080	$—	$—	$—
Operating lease obligations(b)(c)	1,026	143	670	213	—
Total	$4,106	$3,223	$670	$213	$—

(a)	We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock. During the three months ended March 31, 2007, note holders converted $3,493,266 of the convertible senior secured notes to $3,653,980 shares of common stock for an average price of $0.96. During the three months ended March 31, 2008, convertible note holders elected to convert $800,000 of their notes receivable to 800,000 shares of common stock for an average price of $1.00. Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if we choose to make payments in cash, we would have a liability of approximately $360,360.
(b)	In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. We entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas. The five-year lease obligation is approximately $1,161,393 including approximately $409,028 in base rent for the expanded space throughout the term of the lease.
(c)	We entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and expires on May 13, 2013, at which time we will have the option of extending the lease by five years on the same terms and conditions of the lease. The lease was terminated on March 14, 2008 in exchange for the amount of security deposit of $57,805. There is no future liability after this date.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

The major outstanding contractual obligations are as follows:

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
(1)	The Company entered into a joint patent agreement with Phage as of February 28, 2007. The Company plans to develop and commercialize therapeutic methods related to the induction of angiogenesis or wound healing by administration of Fibroblast Growth Factor (“FGF”); and, Phage plans to develop and commercialize recombinant DNA methods for producing peptides/proteins. The Company and Phage entered into a joint patent ownership and license agreement dated as of August 16, 2004, which was later amended and restated as of May 23, 2006 (the “Joint Ownership Agreement”), for consideration the sufficiency of which was acknowledged in each agreement, pursuant to which Phage granted Cardio a 50% ownership interest in certain patents and patent applications listed in the Joint Ownership Agreement, as well as certain future patent rights, and the parties acknowledge that the Company would have exclusive rights within a defined field, while Phage would have exclusive rights outside that field. Cardio and Phage entered a new agreement as of February 28, 2007 superseding the Joint Ownership Agreement so as to specify those future patents and patent applications that are to be subject to joint ownership and so as to restate the licenses granted in the Joint Ownership Agreement. Cardio and Phage acknowledged that the jointly owned and cross-licensed rights are vital to the parties’ respective plans for development and commercialization and further clarified the parties’ respective rights and provided for continued access to the necessary rights in the event of insolvency. In consideration for the grant of the exclusive right to the patent rights in the field, the Company shall pay a 6% royalty to Phage on the net sales price of finished product to end customer or distributor. The rights and obligations set forth in this agreement shall commence as of the effective date of this agreement and end upon the later of (a) the expiration of the last to expire Jointly Owned Patent and (b) the abandonment of the last pending Jointly Patent Application.
(2)	CPI will act as distributor for the products of both Phage and the Company in locations throughout the world other than United States, Canada, Europe, Japan, China, and the Republic of Korea. CPI is obligated to pay the Company an amount equal to 50% of CPI’s gross revenue from sales of the Company’s products less CPI’s direct and indirect costs.
(3)	As part of this agreement, KBDC arranged the purchase of 8,750,000 shares of the Company’s common stock for $3,602,000 by Cardio Korea, Ltd. KBDC agreed to fund all of the regulatory approval process in Korea for any of the Company’s products. In addition, KBDC agreed to pay the Company a royalty of ten percent net revenue from sales in its Asian territories.
(4)	Hesperian will assist the Company with the FDA approval process for drug.
(5)	The Company’s royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.
(6)	Catheter and Disposables Technologies, Inc. will design, develop, and fabricate two different prototype catheter products that will facilitate the administration of CVBT-141A by catheter delivery.

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	8-Aug-2005	20-Aug-2007
8	Phage Biotechnology Corporation	Lease Guarantee – San Diego	15-Mar-2006	15-Aug-13
9	Promethean	Convertible Notes	20-Mar-2006	19-Mar-09
10	Chief Executive Officer	Guarantee agreement	20-Mar-2006	First date of generating revenue on repayment of notes.
11	Chief Executive Officer	Guarantee reimbursement agreement	20-Mar-2006	First date of generating revenue on repayment of notes.
12	Kendle (formerly Charles River Laboratories)	CRO agreement	8-Aug-2006	Completion of Phase II Severe Coronary Heart Disease
13	The Bruckner Group	Feasibility Study	4-Aug-2006	Upon completion of study
14	Investment Banking	Investment Banker	6-Jun-2006	Ongoing
15	Public Accounting Firm	Professional Services	1-July-2006	Ongoing
(7)	This agreement is for the purpose of assisting in the Company’s clinical trials in Russia. bioRASI is the strategic initiative of the Russian Academy of Sciences (RAS) and is responsible for commercializing RAS’ bio-sciences and clinical resources. bioRASI is a contract research organization (CRO) providing services for its collaborative R&D clients in the areas of drug development, biologicals, and medical devices. This contract is now terminated.

(8)	This agreement is for a new manufacturing facility in San Diego, CA. The lease provides for minimum monthly rent and additional rent for shared costs, which aggregate approximately $20,000 per month.
(9)	The Company entered into a Securities Purchase Agreement with certain Investors to place $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997. The notes are convertible into shares of the Company’s common stock at any time at $12 per share until the price re-set as of May 21, 2007 at $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $12 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009, and bear a resetting floating interest rate of three month LIBOR plus 7%. The warrants may be exercised anytime up to March 2009. The warrant exercise price is $8.50 per share until the price was re-set as of May 21, 2007 at $1.00 per share. Substantially all of the Company’s assets secure the notes.
(10)	Daniel C. Montano, Chairman, President and CEO of the Company, entered into a Guaranty Agreement whereby he guaranteed any and all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect until the first date on which the Company receives revenue from the sale of drugs with FGF-1141 as API after such drug has been approved by the FDA, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into common stock.
(11)	After the Company’s obligations contained in the agreements for the senior secured notes and warrants have been paid in full, if Daniel C. Montano was required to make any payments pursuant to this guaranty prior to the payment in full of the Company’s obligations, the Company will reimburse Daniel C. Montano for any such payments plus simple interest at 7% per annum from the date of the advance by Daniel C. Montano to the date reimbursed by the Company.
(12)	Kendle (formerly Charles River Laboratories Clinical Services International Ltd. or “Charles River Laboratories”) will support the Company in its Phase II Severe Coronary Heart Disease clinical trial ensuring that the protocol and study adhere to FDA regulatory requirements.
(13)	The Bruckner Group Incorporated has been assisting the Company in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000.
(14)	The purpose of this agreement is to act as advisor for listing on the London Stock Exchange’s Alternative Investment Market (“AIM”). The Company paid 100,000 GBP before admission to AIM and another 50,000 GBP in January 2007.
(15)	A provider of accountancy and business services to audit and review the Company’s financial reports for listing on the London Stock Exchange’s Alternative Investment Market, or AIM.

Service Fees Paid for Major Contractual Obligations:

	As of March 31,		For the Period from March 1, 1998 (Inception) to March 31, 2008
	2007	2008
	(Unaudited; Dollars in Thousands)
The Bruckner Group	$360	$—	$811
Touchstone Research (C2R)(Hesperion)	200	14	4,895
Kendle (Charles River)	170	154	1,719
Total	$730	$168	$7,425

7. Off-Balance Sheet Transactions

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may have interest rate exposure to market risk with its cash and cash equivalents. Interest rates on its money market accounts ranged from 3.77% to 4.86% for the quarter ended March 31, 2008. The Company invests in high-quality financial instruments, primarily money market funds, federal agency notes, and United States treasury notes, which the Company believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. The effective duration of the Company’s portfolio is less than three months, and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, the Company does not believe that there is any material exposure to interest rate risk arising from its investments.

The Company sold floating rate convertible debt securities. At March 31, 2008 there was $3.1 million of floating rate debt outstanding which is subject to interest rate risk. Interest rate on the Company’s convertible notes payable was 11.70% for the quarter ended March 31, 2008. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $31,000 and the Company’s cash flow should the Company choose to pay this interest in cash in lieu of paying in-kind.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(e), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, we identified a material weakness in our internal control over financial reporting with respect to accounting for derivatives. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 with respect to accounting for derivatives, and this condition continued as of March 31, 2008.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our financial statements for the three months ended March 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

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

During 2008, we intend to take the following remediation efforts:

•	Re-evaluate the qualifications of the third party expert;
•	Re-evaluate the processes surrounding the utilization of the third party expert, including;
•	Identification of how the error in identification of derivatives occurred;
•	Identification of how once the error occurred that review procedures did not disclose the error.

•	Re-designing the process surrounding the utilization of the third party expert based on what we learn in the re-evaluation of the processes discussed immediately above in order to provide reasonable assurance that a material error cannot go undetected by the Company.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is currently not a party to any existing or threatening litigation or claim that is material to its business.

Item 1A. Risk Factors

There were no material changes in the risk factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended and filed on May 6, 2008, except for the following risk factors that have changed and are accordingly revised below.

Risks Related to the Company

The Company has a history of losses and expects to incur substantial losses and negative operating cash flows for the foreseeable future, and the company may never achieve or maintain profitability.

Since the Company’s inception, it incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of approximately $79.4 million as of March 31, 2008. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

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

At March 31, 2008, the Company has approximately $11,000 in cash and cash equivalents; and $61,000 in restricted cash.

In the three month period ended March 31, 2008 and year ended December 31, 2007, the Company issued unsecured demand notes to investors in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash; and another $160,000 of unsecured demand notes to principal officers. Along with the notes sold to investors, the Company also sold 1,400,000 warrants with an exercise price of $1.00 for a term of five (5) years. The Company incurred $42,000 in commission expense in connection with the sale of these demand notes.

On March 18, 2008, the Company began a Private Placement of debt in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of May 31, 2008, the Company has received gross proceeds of $1,025,800.

On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares. The Company received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. Between January 1, 2008 and March 31, 2008, the Company received additional gross proceeds in the amount of $824,955 and $742,460 net proceeds. The agreement with the placing agent, as amended, terminated on January 31, 2008.

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

On March 18, 2008 the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The warrants are being issued at exercise prices ranging from $1.00 to $1.50 per share. Each warrant grants the right to purchase a total number of shares of Common Stock of the Company, such that the aggregate exercise price of the particular warrant equals 100% to 150% of the amount invested under the note issued to that particular investor. The warrants are immediately vested and may be exercised for three to five years. As of May 31, 2008, the Company has issued nine immediately vested warrants to purchase 1,105,800 shares at an exercise price of $1.00 for exercisable for three to five years depending on the warrant. If the Private Placement reaches the full amount sought to be raised, it is possible the Company may issue warrants to purchase up to 22,500,000 shares of the Company’s Common Stock over the next five years. The Company’s stock price is subject to severe volatility. Accordingly, the exercise of the warrants could result in substantial dilution to the existing shareholders.

The Company’s Chairman, Co-President and CEO is a guarantor of its obligation under the Company’s senior secured notes and warrants and private placement of notes and warrants.

On March 20, 2006, Daniel C. Montano, the Company’s Chairman, Co-President and CEO, entered into a Guaranty Agreement whereby he guaranteed all of the Company’s obligations resulting from the sale on March 20, 2006 of $20,000,000 of senior secured notes and warrants. The guaranty remains in effect the first date on which the Company receives revenue from the sale of drugs in which FGF-1 141 is the active pharmaceutical ingredient after the FDA approves such drugs, provided that on such date the Company is not in default of any provisions of the obligations or triggering events contained in the agreements for the senior secured notes and warrants and such default is not continuing. However, the guaranty will terminate upon the payment in full of the notes including conversion of the notes into the Company’s common stock.

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

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of May 31, 2008, the Company has received gross proceeds of $1,025,800 for which Daniel C. Montano has guarantee repayment pursuant to the terms of five notes.

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

The Company completed the private placement of $20,000,000 of senior secured notes together with warrants to purchase 705,882 shares of the Company’s common stock on March 20, 2006. The notes were convertible into shares of the Company’s common stock at any time at $12 per share until the conversion price was re-set on May 21, 2007 to $1.00 per share (the “Fixed Conversion Price”). In addition, the notes are convertible after five months from the closing date at 94% of the average of the preceding five days weighted average trading price, if the result is lower than $1.00 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per calendar month. The notes mature in March 2009. In connection with the notes, the Company also issued warrants to purchase an aggregate of 705,882 shares of its common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to the price re-set. The term of the warrants is three years, which expires March 2009. The warrant exercise price was $8.50 per share, until the exercise price was re-set on May 21, 2007 to $1.00 per share. The Company’s stock price is subject to severe volatility. Accordingly, the conversion of the senior secured notes and the exercise of the warrants could result in substantial dilution to the existing shareholders. Additional detail regarding the conversions and remainder of the Senior Secured Notes may be found in the Notes to the Financial Statements below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from IPO:

As of March 31, 2008
(In Thousands)
Use of proceeds from IPO in pre-clinical and clinical trials	$5,460
Use of proceeds from IPO in general and administrative activities	10,141
Interest on senior secured notes	92
Total	$15,693

Use of Proceeds from Private Placement:

As of March 31, 2008
(In Thousands)
Use of proceeds from Promethean notes in pre-clinical and clinical trials	$4,739
Use of proceeds from Promethean notes in general and administrative activities	11,651
Interest on senior secured notes	2,207
Total	$18,597

Use of Proceeds from Private Placement under Reg S:

As of March 31, 2008
(In Thousands)
Use of proceeds in pre-clinical and clinical trials	$1,622
Use of proceeds in general and administrative activities	2,661
Interest on senior secured notes	331
Total	$4,614

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2008.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, dated July 22, 2004 (incorporated by reference to
Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1, File No. 333-119199, filed with the Securities and Exchange Commission on September 23, 2004 (2004 S-1)
4.1	Form of Series I Convertible Notes outstanding (incorporated by reference to Exhibit 3.4 to the 2004 S-1)
4.2	Form of Series II Convertible Notes outstanding (incorporated by reference to Exhibit 3.5 to the 2004 S-1)
4.3	Form of Series IIa Convertible Notes outstanding (incorporated by reference to Exhibit 3.6 to the 2004 S-1)
10.1	Underwriter’s Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A, File No. 333-119199, filed with the Securities and Exchange Commission on January 13, 2005 (2004 S-1/A second update)
10.2	Joint Patent Ownership and License Agreement between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology, Inc., dated August 16, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 S-1)
10.3	2004 Stock Plan and associated form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the 2004 S-1)
10.4	Agreement on Technology & Business Right Transfer between CardioVascular Genetic
Engineering, Inc. and Korea Biotechnology Development Co., Ltd., dated December 15, 2000 (incorporated by reference to Exhibit 10.4 of the 2004 S-1 first amendment)
10.5	Agreement between CardioVascular BioTherapeutics, Inc. and Dr. Thomas Joseph Stegmann, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the 2004 S-1)
10.6	Tenant’s Assignment of Lease with Consent by Landlord and Assumption by Assignee, dated April 30, 2004 and underlying sublease for premises at 1700 W. Horizon Ridge Parkway,
Suite 100, Henderson, Nevada 89012 (incorporated by reference to Exhibit 10.6 to the 2004 S-1)
10.7	Guarantee of Sublease between Phage Biotechnology Corporation and The Regents of the University of California, dated August 24, 2004 (incorporated by reference to Exhibit 10.7 to the 2004 S-1)
10.8	Distributorship Agreement among CardioVascular BioTherapeutics, Inc., Phage Biotechnology Corporation and Cardio Phage International Inc., dated as of August 16, 2004 (incorporated by reference to Exhibit 10.8 to the 2004 S-1)
10.9	Clinical Research Services Agreement between Clinical Cardiovascular Research, LLC (acquired by Touchstone Research, Inc. nka Hesperion, Inc.) and CardioVascular Genetic Engineering
(nka CardioVascular BioTherapeutics, Inc.), dated October 24, 2001, and amendments 1, 2 and
3 thereto (incorporated by reference to Exhibit 10.9 to the 2004 S-1)
10.10	Engagement Agreement, dated March 2, 2006, between CardioVascular BioTherapeutics, Inc. and C.K. Cooper & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, File No. 000-51172, filed with the Securities and Exchange
Commission on March 31, 2006 (2005 10-K)

Exhibit No.	Description
10.11	Agreement, dated June 23, 2004, between Catheter and Disposable Technology Inc. and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the 2004 S-1)
10.12	Agreement, dated February 15, 2004, between DaVinci Biomedical Research Products, Inc. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.12 to the 2004 S-1)
10.13	Agreement, dated March 11, 2004, between DaVinci Biomedical Research and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.) (incorporated by reference to Exhibit 10.13 to the 2004 S-1)
10.14	Master Agreement between MPI Research, Inc. and Phage Biotechnology Corporation dated March 2004 (incorporated by reference to Exhibit 10.14 to the 2004 S-1)
10.14(a)	Services Agreement Addendum No. 1, dated November 17, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(a) of the
2004 S-1 second amendment)
10.14(b)	Services Agreement Addendum No. 2, dated December 31, 2004, between MPI Research, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.14(b) to the
2004 S-1 second amendment)
10.15	Lease Agreement, dated November 1, 2005, between Howard Hughes Properties, Limited Partnership and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the 2005 10-K)
10.16	Voting Agreement and Proxy, dated January 9, 2004, among Daniel Montano, Cardio Korea Ltd. and CardioVascular Genetic Engineering (nka CardioVascular BioTherapeutics, Inc.)
(incorporated by reference to Exhibit 10.16 of the 2004 S-1 third amendment)
10.17	Sublease Agreement, dated November 2005, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for fiscal year ended December 31, 2005)
10.18	Securities Purchase Agreement, dated March 20, 2006 (incorporated by reference to Exhibit 10.1 of the March 2006 8-K)
10.19	Registration Rights Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.2 to the March 2006 8-K)
10.20	Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.3 to the March 2006 8-K)
10.21	Patent Security Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.4 to the March 2006 8-K)
10.22	Guaranty of Daniel C. Montano dated March 20, 2006 (incorporated by reference to Exhibit 10.5 to the March 2006 8-K)
10.23	Pledge Agreement dated March 20, 2006 (incorporated by reference to Exhibit 10.6 to the March 2006 8-K)
10.24	Form of Note attached as Exhibit A to Exhibit 10.18 (incorporated by reference to Exhibit 10.7 to the March 2006 8-K)
10.25	Standard Industrial Net Lease, dated March 15, 2006, between Canta Rana Ranch, L.P. and Phage Biotechnology Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange
Commission on March 21, 2006 (March 2006 8-K)
10.26	Indemnity and Reimbursement Agreement for the Standard Industrial Net Lease of March 15, 2006, dated March 15, 2006, between CardioVascular BioTherapeutics, Inc., as guarantor, and Phage Biotechnology Corporation (incorporated by reference to the March 21, 2006 8-K)

Exhibit No.	Description
10.27	Controlling Stockholders Agreement, dated as of August 30, 2004, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 9 to the 2004 S-1)
10.28	Amendment No. 1 to the Controlling Stockholders Agreement, dated as of April 13, 2006, by and among each of the Controlling Stockholders of CardioVascular BioTherapeutics, Inc.
(incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K,
File No. 000-51172, filed with the Securities and Exchange Commission on May 26, 2006 (May 2006 8-K)
10.29	Amended and Restated Joint Patent Ownership and License Agreement, dated August 16, 2006, between CardioVascular BioTherapeutics, Inc. and Phage Biotechnology Corporation
(incorporated by reference to Exhibit 10.1 of the May 20, 2006 8-K)
10.30	Lease Agreement, dated August 7, 2006, by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the
Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on August 11, 2006)
10.31	First Amendment, dated January 11, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 000-51172, filed with the Securities and Exchange Commission on September 6, 2006 (September 2006 8-K)
10.32	Second Amendment, dated August 29, 2006, to the November 1, 2005 Lease Agreement by and between Howard Hughes Properties and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the September 2006 8-K)
10.33	First Amendment, dated September 1, 2006, to the August 7, 2006 Lease Agreement by and between BMR-6828 Nancy Ridge LLC and CardioVascular BioTherapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K,
File No. 000-51172, filed with the Securities and Exchange Commission on September 14, 2006)
10.34	Joint Patent Agreement, dated February 28, 2007 between Cardiovascular BioTherapeutics, Inc. and Phage BioTechnology Corporation (incorporated by reference to Exhibit 10.34 on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007).
10.35	FirmInvest, AG Private Placement offer dated May 20, 2007 (incorporated by reference to Exhibit 10.1 to the form 8-K filed on May 24, 2007).
10.36	Engagement Agreement, dated August 16, 2007, between CardioVascular BioTherapeutics, Inc. and GHL Financial Services LTD., Inc. (incorporated by reference to Exhibit 10.36 on
Form 10-Q 3 rd Quarter 2007 filed with the Securities and Exchange Commission on
November 29, 2007).
10.37	Amendment to FirmInvest, AG Commitment Letter dated August 17, 2007 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 17, 2007).
10.38	Amendment II to FirmInvest, AG Commitment Letter dated October 12, 2007 (incorporated by reference to Exhibit 10.38 on Form 10-Q 3 rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.39	FirmInvest, AG warrant dated October 12, 2007 to purchase 3,700,000 shares of CardioVascular BioTherapeutics, Inc. Common Stock (incorporated by reference to Exhibit 10.39 on Form 10-Q 3rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.40	Form of Subscription Agreement for Reg S Offering (incorporated by reference to Exhibit 10.40 on Form 10-Q 3 rd Quarter, 2007 filed with the Securities and Exchange Commission on November 29, 2007).
10.41	Termination of Lease Agreement, dated March 14, 2008 (incorporated by reference to Exhibit 10.01 to the form 8-K filed on March 24, 2008).

Exhibit No.	Description
24	Power of Attorney (included on signature page of this registration statement)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002
99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)
99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)
99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

June 5, 2008	By: /s/ Mickael A. Flaa Mickael A. Flaa Chief Financial Officer and Treasurer