Form 10-Q
period 2008-06-30
CardioVascular BioTherapeutics, Inc.
filed 2008-08-19
CIK 1303497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 8, 2008, there were 152,849,573 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

INDEX

Page
Part I. Financial Information	1
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007 and 2008 (Unaudited)	1
Consolidated Statements of Operations for the Six Month Periods Ended June 30, 2007 and 2008 and for the Period From March 11, 1998 (inception) to June 30, 2008 (Unaudited)	2
Consolidated Statements of Stockholders’ Deficit for the Period From March 11, 1998 (inception) to June 30, 2008 (Unaudited)	3
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2007 and 2008 and for the Period From March 11, 1998 (inception) to June 30, 2008 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	59
Item 3. Quantitative and Qualitative Disclosures About Market Risk	74
Item 4. Controls and Procedures	75

Part II. Other Information	76
Item 1. Legal Proceedings	76
Item 1A. Risk Factors	76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3. Defaults Upon Senior Securities	79
Item 4. Submission of Matters to a Vote of Security Holders	79
Item 5. Other Information	79
Item 6. Exhibits	80
Signatures	84
Ex-31.1
Ex-31.2
Ex-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

i

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and June 30, 2008 (Unaudited)

	December 31, 2007	June 30, 2008
	(In thousands except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$310	$391
Restricted cash	60	60
Due from an affiliate	139	126
Prepaid and other current assets	543	43
Total current assets	1,052	620
Property and equipment, net of accumulated depreciation ($448 and $578, as of December 31, 2007 and June 30, 2008)	662	484
Deferred financing costs, net of amortization ($1,503 and $1,524 as of December 31, 2007 and June 30, 2008)	50	29
Other assets	81	24
Total Assets	$1,845	$1,157
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued interest payable	$129	$161
Due to affiliates	24	—
Accounts payable (including $120 and $295 due to officers, directors and related parties as of December 31, 2007 and June 30, 2008)	3,625	4,435
Demand notes, net of current portion and net of debt discount of $432 and $0 as of December 31, 2007 and June 30, 2008	1,068	1,600
Demand notes from officers	160	160
Accrued payroll and payroll taxes (including $238 and $474 due to related parties at December 31, 2007 and June 30, 2008)	519	883
Deferred rent	215	69
Total current liabilities	5,740	7,308
Long term notes, net of debt discount of $0 and $671 as of December 31, 2007 and June 30, 2008	—	379
Convertible notes payable and embedded derivatives	4,205	3,336
Warrants derivatives - other	4,118	4,459
Option derivatives - other	867	629
Total Liabilities	14,930	16,111
Non-controlling interest in variable interest entities	—	1,650
Commitments and contingencies
Stockholders’ Deficit:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 52,850 shares issued; and no shares outstanding at December 31, 2007 and June 30, 2008, respectively.	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 149,920,335 and 152,675,793 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	150	153
Committed common stock	—	—
Additional paid in capital	57,499	60,922
Deficit accumulated during the development stage	(70,734)	(77,679)
Total stockholders’ deficit	(13,085)	(16,604)
Total Liabilities and Stockholders' Deficit	$1,845	$1,157

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Six Month and Three Month Periods Ended June 30, 2007 and 2008 and
March 11, 1998 (Inception) to June 30, 2008

	For the Six Month Period Ended June 30,		For the Three Month Period Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30,
	2007	2008	2007	2008	2008
	(In thousands)
Operating expenses
Research and development (a)	$3,333	$2,254	$1,718	$1,212	$25,058
Selling, general and administrative (b)	8,167	3,406	4,638	1,696	44,213
Total operating expenses	11,500	5,660	6,356	2,908	69,271
Operating loss	(11,500)	(5,660)	(6,356)	(2,908)	(69,271)
Other income (expenses)
Interest income	127	—	26	—	1,196
Interest expense	(6,191)	(1,638)	(2,971)	(477)	(21,290)
Other expenses	—	—	—	—	(5)
Adjustments to fair value of derivatives	(10,084)	(844)	(7,958)	2,285	(679)
Adjustments to fair value of derivatives - other option & warrant derivative	1,400	1,085	847	2,805	12,273
Gain on lease termination	—	112	—	—	112
Equity in loss of unconsolidated investee	—	—	—	—	(15)
Net other expenses	(14,748)	(1,285)	(10,056)	4,613	(8,408)
Net income (loss) before Provision for Income Taxes	(26,248)	(6,945)	(16,412)	1,705	(77,679)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(26,248)	$(6,945)	$(16,412)	$1,705	$(77,679)
Income (loss) per share
Basic income (loss) per share	$(0.20)	$(0.05)	$(0.12)	$0.01
Diluted income (loss) per share	$(0.20)	$(0.05)	$(0.12)	$0.01
Shares used to calculate earnings (loss) per share
Basic	129,170	135,892	134,382	152,279
Diluted	129,170	135,892	134,382	154,161
(a) Research and development with related parties (Notes 3 and 13)	$927	$677	$384	$353	$6,184
(b) General and administrative with related parties (Notes 3 and 13)	$26	$7	$5	$3	$1,204

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
For the Period from March 11, 1998 (Inception) to June 30, 2008

		Price Per Equity	Preferred Stock Series A, Convertible		Common Stock		Committed	Additional Paid-In	Accumulated
	Date	Unit	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
	(In thousands Except Price per Equity Unit Data)
Balance, March 11, 1998 (date of inception)			—	$—	—	$—	—	$—	$—	$—
Issuance of common stock to founders	(1)	$.001	—	—	93,050	93	—	(92)	—	1
Issuance of common stock for cash	7/9/1998	0.10	—	—	300	—	—	30	—	30
Issuance of preferred stock for cash	(1)	9.85	53	—	—	—	—	520	—	520
Net loss			—	—	—	—	—	—	(568)	(568)
Balance, December 31, 1998			53	$—	93,350	$93	—	$458	$(568)	$(17)
Issuance of common stock to founders	(2)	$0.001	—	—	4,580	5	—	(5)	—	—
Issuance of common stock for cash	6/25/1999	0.30	—	—	67	—	—	20	—	20
Issuance of common stock for cash	6/25/1999	0.30	—	—	100	—	—	30	—	30
Issuance of common stock for cash	10/5/1999	0.30	—	—	340	—	—	102	—	102
Issuance of stock options for services			—	—	—	—	—	82	—	82
Net loss			—	—	—	—	—	—	(655)	(655)
Balance, December 31, 1999			53	$—	98,437	$98	—	$687	$(1,223)	$(438)
Issuance of common stock to founders	(3)	$ . 001	—	—	2,120	2	—	(2)	—	—
Issuance of common stock for cash	12/21/2000	0.4117	—	—	8,750	9	—	3,593	—	3,602
Issuance of common stock for conversion of convertible preferred stock	(4)	0.10	(2)	—	150	—	—	—	—	—
Issuance of common stock for services	(5)		—	—	583	1	—	(1)	—	—
Issuance of stock options for services			—	—	—	—	—	74	—	74
Net loss			—	—	—	—	—	—	(2,233)	(2,233)
Balance, December 31, 2000			51	$—	110,040	$110	—	$4,351	$(3,455)	$1,005
Issuance of common stock for cash	8/10/2001	0.80	—	—	150	—	—	120	—	120
Net loss			—	—	—	—	—	—	(1,665)	(1,665)
Balance, December 31, 2001			51	$—	110,190	$110	—	$4,471	$(5,121)	$(540)
Net loss			—	—	—	—	—	—	(1,328)	(1,328)
Balance, December 31, 2002			51	$—	110,190	$110	—	$4,471	$(6,449)	$1,868)
Issuance of stock options for services			—	—	—	—	—	47	—	47
Issuance of warrants for services			—	—	—	—	—	120	—	120
Net loss			—	—	—	—	—	—	(2,329)	(2,329)
Balance, December 31, 2003			51	$—	110,190	$110	—	$4,638	$(8,778)	$(4,030)
Issuance of common stock for conversion of convertible notes	(6)		—	—	1,650	2	—	4,529	—	4,531
Conversion of convertible preferred stock	(7)		(28)	—	810	1	2	(3)	—	—

The accompanying notes are an integral part of these consolidated financial statements

Interest on benefit conversion feature		—	—	—	—	—	2,050	—	2,050
Issuance of stock options for services		—	—	—	—	—	79	—	79
Net loss		—	—	—	—	—	—	(8,013)	(8,013)
Balance, December 31, 2004		23	$—	112,650	$113	2	$11,293	$(16,791)	$(5,383)
Issuance of common stock for cash	(8)	—	—	1,725	2	—	14,709	—	14,711
Conversion of convertible notes	(6)	—	—	4,228	4	—	10,327	—	10,331
Conversion of convertible preferred stock	(7)	(23)	—	4,325	4	(2)	(2)	—	—
Exercise of options	(10)	—	—	123	—	—	83	—	83
Issuance of warrant for cash	(9)	—	—	—	—	—	—	—	—
Issuance of stock options for services	(11)	—	—	—	—	—	1,812	—	1,812
Warrants exercised	(12)	—	—	848	1	—	(1)	—	—
Net loss		—	—	—	—	—	—	(12,366)	(12,366)
Balance, December 31, 2005		—	$—	123,899	$124	$—	$38,221	$(29,157)	$9,188
Warrants exercised	(12)	—	—	89	—	—	—	—	—
Option and Warrant Derivative	(14)	—	—	—	—	—	(12,278)	—	(12,278)
Reclassification of option derivative for option exercise	(16)	—	—	—	—	—	1,318	—	1,318
Reclassification of conversion and interest conversion derivative on note conversion	(18)	—	—	—	—	—	1,332	—	1,332
Reclassification of interest conversion derivative on actual interest paid	(17)	—	—	—	—	—	482	—	482
Exercise of options	(10)	—	—	465	—	—	230	—	230
Issuance of stock for services	(13)	—	—	—	—	—	—	—	—
Conversion of convertible notes	(15)	—	—	1,005	1	—	1,929	—	1,930
Stock based compensation	(11)	—	—	—	—	—	479	—	479
Net loss		—	—	—	—	—	—	(5,571)	(5,571)
Balance, December 31, 2006		—	$—	125,458	$125	$—	$31,713	$(34,728)	$(2,890)
Exercise of options	(10)	—	—	440	1	—	131	—	132
Issuance of stock for services as independent directors	(19)	—	—	48	—	—	48	—	48
Options and Warrants Derivative	(14)	—	—	—	—	—	(279)	—	(279)
Conversion of convertible notes	(15)	—	—	19,151	19	—	14,203	—	14,222
Reclassification of conversion and interest conversion derivative on note conversion	(18)	—	—	—	—	—	6,455	—	6,455
Reclassification of interest conversion derivative on actual interest paid	(17)	—	—	—	—	—	585	—	585
Sale of common shares	(20)	—	—	3,650	4	—	3,256	—	3,260
Stock based compensation	(11)	—	—	—	—	—	574	—	574
Issuance of common stock for interest payments	(21)	—	—	973	1	—	607	—	608
Issuance of warrant for cash	(22)	—	—	—	—	—	6	—	6
Issuance of common shares for services	(23)	—	—	200	—	—	200	—	200
Net loss (unaudited)		—	—	—	—	—	—	(36,006)	(36,006)
Balance, December 31, 2007		—	$—	149,920	$150	$—	$57,499	$(70,734)	$(13,085)
Exercise of options	(10)	—	—	60	—	—	39	—	39
Stock based compensation	(11)	—	—	—	—	—	145	—	145
Option and Warrant Derivative	(14)	—	—	—	—	—	59	—	59
Conversion of convertible notes	(15)	—	—	1,601	2	—	1,398	—	1,400
Reclassification of conversion and interest conversion derivative on note conversion	(18)	—	—	—	—	—	809	—	809
Sale of common shares	(20)	—	—	825	1	—	752	—	753
Issuance of common stock for interest payments	(21)	—	—	269	—	—	221	—	221
Net loss (unaudited)		—	—	—	—	—	—	(6,945)	(6,945)
Balance, June 30, 2008		—	$—	152,675	153	$—	$60,922	$(77,679)	$(16,604)

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited) - continued
For the Period from March 11, 1998 (Inception) to June 30, 2008

(1)	Multiple transactions valued at the per share price in the year ended December 31, 1998.

(2)	Multiple transactions valued at the per share price in the year ended December 31, 1999.

(3)	Multiple transactions valued at the per share price in the year ended December 31, 2000.

(4)	Preferred stock converted to common stock.

(5)	Offering costs.

(6)	Multiple transactions at $2.00 and $4.00 in the year ended December 31, 2004 and 2005.

(7)	Multiple transactions at 100:1 conversion rate in the year ended December 31, 2004 and 2005.

(8)	Public offering of 1,725,000 common shares at $10.00 per share.

(9)	Underwriter’s warrants sold with the public offering.

(10)	Multiple employee option exercises (exercise price range $0.30-$2.00).

(11)	Stock options and warrants issued for services.

(12)	Warrants exercised (exercise price $0.80).

(13)	Issuance of 20 commemorative shares to directors and executives.

(14)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19.

(15)
Conversion of senior secured convertible notes and interest related to those notes at various prices. During the year ended December 31, 2007 and the six month period ended June 30, 2008, in addition to the period from March 11, 1998 (inception) to June 30, 2008, $14,222,486, $1,400,000, and $17,520,000 of senior secured convertible notes payable were converted into 19,150,903, 1,601,354 and 21,739,476 shares of uncommitted common stock, respectively. During the year ended December 31, 2007 and the six month period ended June 30, 2008, $607,811 and $221,060 of interest on senior secured convertible notes were paid with common stock.

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

(19)	Issuance of stock for services as independent directors.

(20)	Sale of common stock at $1.00 each.

(21)	Issuance of common stock for interest payments on senior secured notes.

(22)	Issuance of warrants for cash.

(23)	Issuance of shares to a vendor as per contract terms.

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Period Ended June 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to June 30, 2008 — (Unaudited)

	Six Month Period Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30,
	2007	2008	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(26,248)	$(6,945)	$(77,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141	140	594
Gain on lease termination	—	40	40
Termination of financing cost	351	—	466
Amortization of beneficial conversion feature	—	—	2,050
Amortization of deferred financing costs	765	20	3,488
Interest paid in common stock	105	221	862
Issue of stock options in kind	—	—	200
Stock based compensation and other stock based payments	111	145	3,292
Stock issued for services rendered	48	—	48
Warrants issued for services rendered	401	159	4,706
Amortization of discount related to warrants derivatives	397	398	1,810
Amortization of discount related to conversion feature	2,300	59	4,481
Amortization of discount related to interest on conversion feature	1,827	47	3,558
Amortization of discount debts in connection with demand notes	—	841	916
Adjustments to fair value of derivatives	10,084	844	679
Adjustments to fair value of derivatives - options and warrant derivatives	(1,400)	(1,085)	(12,273)
Equity in loss of unconsolidated investee	—	—	15
(Increase) decrease in:
Due from affiliate	24	13	(126)
Prepaid and other current assets	512	500	(43)
Other assets (8)	—	57	(39)
Increase (decrease) in:
Due to affiliate	(111)	(24)	—
Accounts payable (8)	1,734	810	4,435
Accrued payroll and payroll taxes	(6)	364	883
Accrued interest	(200)	32	161
Deferred rent (8)	7	(146)	69
Net cash used in operating activities (a)	$(9,158)	$(3,510)	$(57,407)

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the Six Month Period Ended June 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to June 30, 2008 — (Unaudited)

	Six Month Period Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30,
	2007	2008	2008
Cash flows from investing activities:	(Dollars in thousands)
Purchase of restricted cash	$(3)	$—	$(60)
Purchase of property and equipment	(56)	(2)	(1,118)
Net cash used in investing activities (b)	(59)	(2)	(1,178)
Cash flows from financing activities:
Proceeds from sale of preferred stock - Pre IPO	—	—	520
Proceeds from sale of common stock - Pre IPO	—	—	3,904
Proceeds from issuance of notes payables - Pre IPO	—	—	14,092
Proceeds from notes payable issued under Reg D - Pre IPO	—	—	800
Payment of financing cost - private placements - Pre IPO	(31)	—	(4,199)
Proceeds from sale of common stock - IPO	—	—	15,548
Proceeds from notes payable issued under Reg D - Post IPO	—	—	20,000
Net proceeds from sale of common shares under Reg S	1,500	753	4,403
Financing cost for Reg S paid in cash	—	—	(176)
Proceeds from the issuance of warrants	—	—	6
Proceeds from exercise of options and warrants	108	39	483
Proceeds from issuance of demand notes	—	270	2,155
Payment of demand notes	—	(170)	(395)
Proceeds from issuance of long term notes payable	—	1,051	1,051
Cash paid for deferred offering costs	—	—	(866)
Non-controlling interest in variable interest entities	—	1,650	1,650
Net cash provided by financing activities (c)	1,577	3,593	58,976
Increase (decrease) in cash and cash equivalents	(7,640)	81	391
Cash and cash equivalents at beginning of period	8,503	310	—
Cash and cash equivalents at end of period	$863	$391	$391
Supplemental disclosure of cash flow information
Interest paid	$992	$20	$3,873
California Franchise Tax paid	$—	$1	$7

(a)	Including amount with related parties of $1,542,934, $1,344,611 and $17,560,880, respectively

(b)	Including amount with related parties of $0, $0 and $0, respectively

(c)	Including amount with related parties of $117,396, $112,134, and $3,874,018, respectively

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the Six Month Period Ended June 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to June 30, 2008 — (Unaudited)

Supplemental Disclosure of Non-Cash Financing Activities

(1)	In February 2007, 48,000 shares were issued to the independent directors for their services.

(2)
In 2007, the Company paid the interest on the convertible note in cash. The cash payment was valued using the Black-Scholes Model, resulting in a reclassification of $585,509 from liability to paid-in-capital.

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

(8)
On March 11, 2008, the company terminated the lease in San Diego resulting in non cash “Gain on Lease Termination” of $112,046, in our Statement of Operations; which consists of a charge off for “Abandonment of Leasehold Improvements” of $39,919 in the “Statement of Cash Flows.” The other non-cash components of the “Gain on Lease Termination” include $141,137 of deferred rent, and forgiveness of $68,633 in accounts payable in exchange for the deposit amount of $57,805.

(9)	In 2008, the amount of converted notes was valued using the Black-Scholes Model resulting in $808,693 of the embedded derivatives being reclassified from liability to paid in capital.

(10)	During the period ended December 31, 2005, 2,000,000 shares of committed common stock relating to the conversion of preferred shares in fiscal 2004 were issued.

(11)
As of June 30, 2008, the company received gross proceeds of $825,000 in exchange for 825,000 shares of common stock towards the completion of the private placement. The stock issuance cost of $82,500 related to the private placement has been accrued and not paid as of June 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the Six Month Period Ended June 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to June 30, 2008 — (Unaudited)

Supplemental Disclosure of Non-Cash Financing Activities	Six Month Period Ended		For the Period from March 11, 1998 to
	June 30, 2007	June 30, 2008	June 30, 2008
		(In thousands)
1) Number of shares of post-split adjusted common stock to founders	—	—	99,750
2) Number of shares of post-split adjusted common stock for services	—	—	583
3) Beneficial conversion feature in connection with issuance of convertible notes payable Series I, II, and IIa	—	—	$2,050
4) Number of convertible preferred stock converted to common stock	—	—	53
5) Convertible preferred stock converted to common stock - See line 4 above	—	—	5,285
6) Convertible notes payable converted to common stock	—	—	$14,862
7) Convertible notes payable converted to common stock - See line 6 above	—	—	$5,878
8) Amount of senior secured convertible notes payable converted to uncommitted common stock	$6,744	$1,400	$17,552
9) Senior secured convertible notes payable converted to uncommitted common stock - See line 8	$7,111	$1,601	$22,037
10) Amount of senior secured convertible notes payable converted to committed common stock	—	—	—
11) Senior secured convertible notes payable converted to committed common stock- See line 10	—	—	—
12) Interest on Senior Secured notes paid in common stock	—	$221	862
13) Fair Market Value of warrants issued in connection with demand notes.	—	$1,255	$1,255

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

During the quarter ended June 30, 2008 and as further discussed in footnote 9, the Company entered into one development agreement for research and development funded by another entity and two agreements with sponsors to form limited partnerships for the purpose of entering into development agreements with CVBT for research and development funded by another entity.  These arrangements are being accounted for in accordance with FAS 68 Research and Development Arrangements (as amended). The Company identified the partnerships as possible Variable Interest Entities (VIE) and evaluated the accounting treatment pursuant to FIN 46 (R ) Consolidation of Variable Interest Entities and concluded that the Company was the primary beneficiary of the VIEs and accordingly, the VIEs should be consolidated with the accounts for of the Company for purposes of presentation in accordance with Generally Accepted Accounting Principles in the United States of America.  Accordingly, the accompanying consolidated financial statements include the Company and the VIEs. The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions have been eliminated in consolidation.

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

These consolidated financial statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended December 31, 2007 as presented in our Annual Report on Form 10-K filed with the SEC on May 6, 2008. Financial presentations for prior periods have been reclassified to conform to current period presentations. The consolidated results of operations for the six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.

Note 2. Management’s Plan

The Company requires additional capital in order to continue its operations at the planned level. Here are selected information as of December 31, 2007 and June 30, 2008:

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Cash and cash equivalent	310	391
Restricted cash	60	60
Current liabilities	5,740	8,958
Stockholders’ deficit	(13,085)	(16,604)
Net Loss	(36,006)	(6,945)

Historically, the Company has obtained external financing through public offerings, private placements of equity and private placements of convertible debt. The Company plans to raise additional capital through a private placement of common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The Company is also taking actions to address both demand notes and long-term liquidity in the following ways:

•
On June 10, 2008 the Company entered into a clinical development agreement with Karen Wenk-Jordan as sponsor and general partner to form Derma Life Clinical Partners LP (“Derma Life”) to fund a minimum of $1 million and up to $3 million of the clinical development for the Company’s wound healing candidate. (See footnote #9 for more detail.)

•
On April 22, 2008 the Company entered into a clinical development agreement with Dr. H. Christopher Moore as the sponsor and general partner of ProDerm Limited Partnership (“PDLP”) which will fund a minimum of $1 million and up to $10 million of the clinical development for the Company’s wound healing candidate. (See footnote #9 for more detail.)

•
On April 24, 2008 the Company entered into an agreement with Mr. Phillip Frey Jr. to form Cardio Derma Clinical Partners (CDCP), an R&D Partnership. Mr. Frey, as sponsor and general partner, will fund a minimum of $1,000,000 and up to $5,000,000 of the clinical development of the Company’s wound healing drug candidate. The Company is exploring other similar opportunities for partnerships and joint ventures for co-development, clinical trials, marketing and distribution. (See footnote #9 for more detail.)

•
In the period ended June 30, 2008 the Company sold $1,050,800 of long term notes that have an 18 month term (one note for $80,000 has a 5 year term). These notes were issued with 1,178,300 warrants which have a five year term and an exercise price of $1.00. These notes have an interest rate of 10%. Commissions earned by GHL, a related party, for the sale of these notes was $105,000.

•
On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of May 31, 2008, the Company has received gross proceeds of $1,025,800.

•
On May 21, 2007, the Company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. The Company extended this agreement to January 31, 2008. The Company has received an additional $825,000 in the period ended June 30, 2008. This agreement expired and the offering is terminated.

•
In late 2007 and the first quarter of 2008, the Company sold $2,370,000 in demand notes of which $1,670,000 was outstanding at June 30, 2008. Starting in the second quarter and for the period ended June 30, 2008 the Company sold $1,050,800 of long term notes that have an 18-month term. These notes were issued with 1,178,300 detachable warrants, which have a five-year term and an exercise price of $1.00. These notes have an interest rate of 10%.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

The following are or were the business activities performed by each affiliate:

Active Affiliated Companies:

•	Phage is a developer of recombinant protein pharmaceuticals; certain of the Company’s officers and directors and the Company control percentages of the common stock of Phage;

Ownership in Phage	The Company's Directors and Officers %	Cardio %
Percentage of ownership in Phage	31.7%	4.3

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities  - (continued)

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

The Company paid Phage for technical development services and for manufacture of its drug candidates for clinical trials and some administrative services:

	Six Month Period Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30,
	2007	2008	2008
		(In thousands)
Technical development services	$927	677	6,184
Administrative support provided by Phage	$26	7	1,204

Phage has provided the Company with administrative support in Phage’s research facility and billed the Company for Phage’s actual costs incurred plus the Company’s pro-rata share (This is based on costs incurred for the Company as compared to total Phage overhead costs) of Phage’s overhead costs.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities - (continued)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities - (continued)

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

In exchange for the Company’s guarantee of the Lease Agreement, Phage entered into an Indemnity and Reimbursement Agreement dated as of March 15, 2006. Phage will pay the Company certain fees payable on the first day of each calendar month that will be the sum of the following amounts (collectively, “Guaranty Fees”): (a) one-tenth (1/10th ) of one percent (1%) of the remaining aggregate amount of the Minimum Monthly Rent due under the Lease Agreement from the period from May 1, 2006 to the expiration date of the Lease Agreement; and (b) one-tenth (1/10th ) of one percent (1%) of the remaining aggregate amount of Additional Rent due under the Lease Agreement following the payment of additional rent. Any amount of guaranty fees not paid by Phage on the first calendar day of each month shall accrue interest at the lesser of twelve percent (12%) per annum or the maximum rate allowable by law until paid.

If Phage defaulted on payment of the Minimum Monthly Rent or the Additional Rent, which monthly payments aggregate approximately $20,000, the Company was obligated pursuant to the Lease Guaranty to pay to the leasor the rents in default. Phage indemnified the Company for any amounts required to be paid by the Company pursuant to the Lease Guaranty in the Indemnity and Reimbursement Agreement dates as of March 15, 2006.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities - (continued)

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

Any financing arranged by GHL will be as the Company’s non exclusive agent (on a best efforts basis) and not on an underwritten basis. The Company agrees to pay GHL 10% of aggregate gross proceeds received or to be received by the Company from the sale of the Company’s securities in any transaction during the term for its services pursuant to the Engagement Agreement. GHL is responsible for paying commissions to sub-placing, if any, agents. The President of GHL is Grant Gordon, a director on the Company’s Board of Directors since February 2005 and the son-in-law of Daniel C. Montano, the Chairman of the Board of Directors, President and Chief Executive Officer. Pursuant to the Engagement Agreement between the Company and GHL, GHL earned a commission of $82,500 (10% of the aggregate purchase price of the common stock sold to the investor and the subscribers) in connection with the Private Placement of common stock, for the six month period ended June 30, 2008.

In addition GHL earned $12,000 in connection with the sale of demand notes in 2007 and in the six month period ended June 30, 2008, and $105,000 in connection with the sale of the long term notes in the six month period ended June 30, 2008.

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

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of June 30, 2008, the Company has received gross proceeds of $1,050,800 for which Daniel C. Montano has guarantee repayment pursuant to the terms of five notes.

During the second quarter of fiscal year 2008, the Company entered into development and technology agreements with three clinical partnerships.  In conjunction with the agreements, Daniel C. Montano has agreed to personally provide the individual partners of each partnership a "Put" to Mr. Montano equal to 200% of his/her investment, less distributions paid from the respective partnership commencing 36 months and ending 60 months after such investment.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities - (continued)

Related Party Transactions
	Six Month Period Ended June 30,		For the Period from March 11, 1998 (Inception) to June 30,
Fees Paid to:	2007	2008	2008
	(In thousands)
Daniel C. Montano (Chairman of the Board, President and Chief Executive Office) (a)	$—	$—	$200
Daniel C. Montano (Chairman of the Board, President and Chief Executive Office) (b)	240	238	2,537
Vizier Management Company (c)	—	—	116
GHL Financial Services Ltd. (“GHL”) (d)	70	148	2,538
Dr. Thomas Stegmann M.D. (the Company’s Co-founder and Chief Medical Officer (a)	240	245	2,235
C.K. Capital International and C&K Capital Corporation (f)	—	—	1,763
Dr. Wolfgang Priemer (the Company’s founder) (e)	40	30	392
Total	$590	$661	$9,781

a)	Consulting fees prior to becoming an employee of the Company.

b)	Employment Services.

c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting prior to his becoming an employee of the Company.

d)	A director 4.12% of the Company and is a principal of an investment firm that has sold various Company securities to international investors.

e)
Fees were paid for assisting the Company as chairman, of the European Compliance Committee which monitored the Company’s activities in Europe from the legal, regulatory and tax compliance perspectives. This committee was disbanded in May 2008.

f)	C.K. Capital International and C&K Capital Corporation are controlled by Alex Montano, son of Daniel C. Montano.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4. Summary of Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to its formation, fundraising and product development and approval. Its planned principal operations of selling its pharmaceutical products have not yet commenced. For the period from March 11, 1998 (inception) through June 30, 2008 (unaudited), the Company has accumulated a deficit of approximately $77.7 million. There can be no assurance that the Company will; (a) have sufficient funds available to complete its research and development programs or (b) be able to commercially manufacture or market any products in the future, (c) be successful to attain significant future revenue, (d) or that any sales will be profitable. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the proposed product development, clinical trials and various research and development activities.

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

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with original maturity of six months or less to be cash equivalents.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4. Summary of Significant Accounting Policies  - (continued)

Consolidation of Variable Interest Entities

The Company utilizes Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 to account for variable interest entities. As required under FIN 46, the Company has consolidated certain partnerships which have entered into research and development agreements with the Company because the Company has determined that through a defacto agent relationship the Company is the primary beneficiary of the variable interest entities.

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

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has adopted SFAS No. 157 and does not believe SFAS No. 157 will have a significant impact on its financial position or results of operation.

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

Research and Development Costs Funded by Other Entities

Research and development costs funded by other entities are charged to cost of sales as incurred. There were no costs associated with research and development funded by other entities from inception through June 30, 2008. During the quarter ended June 30, 2008 we entered into one development agreement for research and development funded by another entity and two agreements with sponsors to form limited partnerships for the purpose of entering into development agreements with CVBT for research and development funded by another entity.  These arrangements are being accounted for in accordance with FAS 68 Research and Development Arrangements (as amended).    The transactions are accounted for as a contract to perform research and development for others.  The funded amount of the development contracts will be allocated between the fair value of the warrants issued in conjunction with the development agreement and the remaining amount which will be accounted for as a deferred charge, deferred revenue. Deferred revenue will be recognized as revenue as research and development costs are incurred.  Research and development costs incurred for this project will be accounted for as cost of sales, as incurred.

Non-Monetary Transactions

Common stock issued for goods or services is recorded at estimated market value of the common stock issued or the services performed, whichever is more readily determinable.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4. Summary of Significant Accounting Policies  - (continued)

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

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Deferred financing costs	$1,553	$1,553
Amortization of the deferred costs	(1,503)	(1,524)
Deferred financing cost, net of amortization	$50	$29

Concentrations of Credit Risk

The Company places its cash and cash equivalent with high quality financial institutions and at times they may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2007 and June 30, 2008, uninsured portion of cash is as follow:

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Uninsured Cash	$207	$288

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the six month period ended December 31, 2007 and June 30, 2008 since their effect would have been anti-dilutive:

	As of
	December 31, 2007	June 30, 2008
	(Shares in thousands)
Stock options	858	767
Warrants	—	—
Convertible notes payable	1,327	1,114

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4. Summary of Significant Accounting Policies  - (continued)

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

Stock-Based Compensation — Options and Warrants:

	Six Month Period Ended June 30,
	2007	2008
	(In thousands)
Research and development	$68	$77
General and administration	43	68
Total Stock-based compensation expense (options)	111	145
Stock-based compensation (warrants)	401	—
Stock-based compensation expense	$512	$145

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4. Summary of Significant Accounting Policies  - (continued)

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those years beginning after December 15, 2008. As we are not involved in financial guarantee insurance (and reinsurance) contracts, we do not expect SFAS 163 to have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why a company uses derivative instruments (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting forDerivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We are currently evaluating the impact of adopting SFAS 161.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4. Summary of Significant Accounting Policies  - (continued)

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

Note 5. Cash, Cash Equivalent and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following at December 31, 2007 and June 30, 2008 (Unaudited):

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Cash in bank	$310	$391
Restricted cash	60	60
Total	$370	$451

Note 6. Prepaid and Other Current Assets

Prepaid assets consisted of the following at December 31, 2007 and June 30, 2008 (Unaudited):

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Prepaid clinical trial costs	$184	$—
Prepaid insurance	75	14
Prepaid professional and legal fees	10	10
Prepaid and current assets (other)	274	19
Total	$543	$43

Note 7. Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and June 30, 2008 (Unaudited):

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Furniture, fixtures, computer software, and equipment	$737	$738
Scientific equipment	85	86
Leasehold improvements	288	238
Less accumulated depreciation	(448)	(578)
Property and equipment net of accumulated depreciation	$662	$484

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 7. Property and Equipment  - (continued)

Depreciation expense (in thousands) for the periods ended June 30, 2007, 2008, and the period from March 11, 1998 (inception) to June 30, 2008 were $141, $140 and $594 respectively.

Note 8. Due to and from Affiliates

Due to/from Affiliates at December 31, 2007 and June 30, 2008 consisted of the following:

	As of
	December 31, 2007	June 30, 2008
	(In thousands)
Due to Phage	$(24)	$—
Due from Phage	139	126
Total	$115	$126

Note 9. Research and Development Costs Funded by Other Entities/Variable Interest Entities

During the quarter ended June 30, 2008, CardioVascular BioTherapeutics Inc. entered into one development agreement for research and development funded by another entity and two agreements with sponsors to form limited partnerships for the purpose of entering into development agreements with CardioVascular BioTherapeutics Inc. for research and development funded by another entity.

In each of these agreements, the amount funded by the partnerships for services by CVBT as provided for in the Development Agreement is non-refundable.   The risk of loss associated with each of these agreements rests wholly with the partnerships.  The Company has no obligation to repay any amount of the funded development costs.  If the outcome of the research and development under these agreements results in sales or any other form of income from the exploitation of the intellectual property developed, the Company is obligated to make royalty payments as discussed in the following paragraphs. The Company is accounting for these agreements in accordance with FAS 68 Research and Development Arrangements (as amended).  As such, the funded amount of the development contracts will be accounted for as deferred charge, deferred revenue. The deferred revenue will be recognized as revenue as research and development costs are incurred.  Research and development costs incurred for this project will be accounted for as cost of sales, as incurred.  Mr. Daniel C. Montano, the Company’s Chairman, CEO and President, has agreed to personally provide the individual limited partners of the partnerships a "Put" to Mr. Montano commencing 36 months and ending 60 months after their investment, in an amount equal to 200% of their investment, less distributions paid from the partnership.

As of June 30, 2008, the Company had received $1,650,000 from the partnerships and or the sponsors of the partnerships for funding of the Development Agreements.  The Company has no equity or other interest in the partnerships. The Company identified the partnerships as VIE’s and concluded that due to the “Puts” by the partnerships to Mr. Montano, the Company’s Chairman and CEO, that the Company is the primary beneficiary of the VIE’s. FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company consolidated the partnerships as VIEs, regardless of the Company not having an equity interest in the partnerships and the partnerships creditors having no recourse against the Company.     The VIEs had no material operating costs as of June 30, 2008.  Included in the Company’s consolidated balance sheet as of June 30, 2008 were the following net assets of the VIEs:

Deferred Expense for Development Agreements	$1,650,000
Net Assets	$1,650,000

On June 3, 2008, CardioVascular BioTherapeutics Inc. entered into Development and Technology Agreements with Derma Life Clinical Partners LP to fund a minimum of $1 million and up to $3 million of the clinical development for CardioVascular BioTherapeutics Inc.’s wound healing drug candidate. Through the development agreement, Derma Life will contract with CardioVascular BioTherapeutics Inc. to advance the wound healing clinical trial. If the development results in the creation of economic value, CardioVascular BioTherapeutics Inc. will pay a royalty to Derma Life of 10% of revenues or other moneys received from the commercialization or other exploitation of the drug candidate up to a maximum of ten times the funded amount of the development agreement. Additionally, CardioVascular BioTherapeutics Inc. has agreed to grant to the partnership a five year warrant to purchase 500,000 shares of CardioVascular BioTherapeutics Inc.’s common stock with an exercise price of $1.00 per share for the minimum funding of $1,000,000 and additional warrants to purchase 50,000 shares for each additional $100,000 funded in the development agreement. Daniel C. Montano has agreed to personally provide the individual partners of Derma Life a "Put" to Mr. Montano equal to 200% of their investment, less distribution paid from Derma Life commencing 36 months and ending 60 months after their investment. As of June 30, 2008, Derma Life Clinical Partners LP has funded $750,000 toward the development agreement which amount is included in non-controlling interest in variable interest entities in the accompanying balance sheet and CardioVascular BioTherapeutics Inc. has issued warrants for 350,000 shares.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 9. Research and Development Costs Funded by Other Entities - continued

On April 22, 2008, CardioVascular BioTherapeutics Inc. entered into an agreement with the sponsor of a development and technology agreement through Cardio Derma Clinical Partners LP to fund a minimum of $1 million and up to $5 million of the clinical development for CardioVascular BioTherapeutics Inc.'s wound healing drug candidate. Through the development agreement, Cardio Derma Clinical Partners will contract with CardioVascular BioTherapeutics Inc. to advance the wound healing clinical trial. If the development results in the creation of economic value, CardioVascular BioTherapeutics Inc. will pay a royalty to Cardio Derma Clinical Partners of 10% of revenues or other moneys received from the commercialization or other exploitation of the drug candidate up to a maximum of ten times the funded amount of the development agreement. Additionally, CVBT has agreed to grant to the partnership a five year warrant to purchase 500,000 shares of CVBT’s common stock with an exercise price of $1.00 per share for the minimum funding of $1,000,000 and additional warrants to purchase 50,000 shares for each additional $100,000 funded in the development agreement. Daniel C. Montano has agreed to personally provide the individual partners of Cardio Derma Clinical Partners a "Put" to Mr. Montano equal to 200% of their investment, less distribution paid from Cardio Derma Clinical Partners commencing 36 months and ending 60 months after their investment. As of June 30, 2008, the sponsor for Cardio Derma Clinical Partners LP has funded $750,000 toward the sponsor’s agreement which amount is included in non-controlling interest in variable interest entities in the accompanying balance sheet. Additionally, as of June 30, 2008 no warrants have been issued to this partnership by the Company.

On April 22, 2008, CVBT entered into an agreement with the sponsor of a development and technology agreement through ProDerm Limited Partnership to fund a minimum of $1 million and up to $10 million of the clinical development for CVBT's wound healing drug candidate. Through the development agreement, ProDerm Limited Partnership will contract with CVBT to advance the wound healing clinical trial. If the development results in the creation of economic value, CVBT will pay a royalty to Cardio Derma Clinical Partners of 10% of revenues or other moneys received from the commercialization or other exploitation of the drug candidate up to a maximum of twenty times the funded amount of the development agreement. Additionally, CVBT has agreed to grant to the partnership a five year warrant to purchase 500,000 shares of CVBT’s common stock with an exercise price of $1.00 per share for the minimum funding of $1,000,000 and additional warrants to purchase 50,000 shares for each additional $100,000 funded in the development agreement. Daniel C. Montano has agreed to personally provide the individual partners of ProDerm Limited Partnership a "Put" to Mr. Montano equal to 200% of their investment, less distribution paid from ProDerm Limited Partnership commencing 36 months and ending 60 months after their investment. As of June 30, 2008, the sponsor for ProDerm Limited Partnership has funded $200,000 toward the sponsor’s agreement which amount is included in non-controlling interest in variable interest entities in the accompanying balance sheet. Additionally, as of June 30, 2008 no warrants have been issued to this partnership by the Company.

Note 10. Notes Payable

In the six month period ended June 30, 2008 the Company sold an additional $870,000 which includes $700,000 of notes issued in 2007 which were rolled over in 2008. The Company issued unsecured demand notes to investors during the year ended December 31, 2007 in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash. Some of these notes were issued with warrants which have a five year term and an exercise price of $1.00. These demand notes have various interest rate terms ranging from 10% to 16%. At June 30, 2008, $81,173 of interest was accrued for these notes. These notes are due upon demand, and not due until demand is made. Commissions earned for the sale of these notes was $42,000, of which $12,000 was earned by a related party.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 10. Notes Payable - continued

Demand Notes	Demand Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Demand Notes	Demand Notes Outstanding as of December 31, 2007	Demand Notes Outstanding as of June 30, 2008
Note issued without warrants in 2007	175,000	—	42,000	10 - 81%	75,000	$100,000	$100,000
Note issued without warrants in 2008	70,000	—	—	29%	70,000	—	—
Notes issued with warrants in 2007	1,400,000	1,400,000	—	10 - 16%	—	1,400,000	1,400,000
Notes issued with detached warrants in 2008	800,000	500,000	—	10 - 16%	700,000	—	100,000
Total	2,445,000	1,900,000	42,000		845,000	$1,500,000	$1,600,000
Accrued interest						$57,315	$81,173

The Company issued unsecured demand notes to principal officers during the year ended December 2007. At June 30, 2008, there were $160,000 of notes issued to principal officers which have no stated maturity and have an interest at a rate of 6% per annum. The interest accrued on these notes to the principal officers is $7,766.

Officer Notes	Demand Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Demand Notes	Demand Notes Outstanding as of December 31, 2007	Demand Notes Outstanding as of June 30, 2008
Notes due to Officers	$310,000	—	—	6%	$150,000	$160,000	$160,000
Accrued Interest						2,980	7,766

In the period ended June 30, 2008 the Company sold $1,050,800 of long term notes that have an 18 month term (one note for $80,000 has a 5 year term). These notes were issued with 1,178,800 warrants which have a five year term and an exercise price of $1.00. These notes have an interest rate of 20%. Commissions earned for the sale of these notes was $105,000 for a related party.

Long Term Notes	Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Notes	Long Term Notes Outstanding as of December 31, 2007	Long Term Notes Outstanding as of June 30, 2008
Long Term Notes	$1,050,800	1,178,300	105,000	20%	—	$—	$1,050,800
Accrued Interest						—	$13,056

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 10. Notes Payable - continued

Debt Discount on Notes Payable

The debt discount is for the fair value of the warrants issued with the demand and the long term notes.

The debt discount for the demand notes is being amortized on a straight line basis over the life of the notes estimated to be 42 to 91 days. At June 30, 2008, the debt discount associated with these warrants was fully amortized. For the six month period ended June 30, 2008, the debt discount related to the demand notes of $400,302 was amortized to interest expense.

The debt discount for the long term notes is being amortized on a straight line basis over the life of the notes which is 18 months. At June 30, 2008, the debt discount associated with these warrants is $755,870. For the six month period ended June 30, 2008, the debt discount related to the long term notes was $110,285 was amortized to interest expense.

Derivative information for the Demand Notes:

The warrants are for the purchase of 1,900,000 shares of the Company’s common stock at $1.00 per share. The warrants have a term of five years and are exercisable upon issue. The Company allocated the fair value of the warrants against the amount of the Notes. The relative fair value of the warrants at issuance was determined to be approximately $755,870, which was determined using the Black-Scholes Model, was recorded as an Other Derivative and a reduction of the carrying value of the notes (see (a) below). The discount on debt is being amortized to interest expense over the initial term of the notes. The Black-Scholes Model calculation incorporated the following assumptions in the table summarized at June 30, 2008:

Year	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value at June 30	Exercise Price per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Initial Term Days
	(In thousands)
2007	$1,400	$507	1	5	3.28 - 3.99%	63.34 - 64.12%	42 - 91
2008	500	420	1	5	2.80 - 3.18%	96.16%	42 - 91
Total	$1,900	$927

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 10. Notes Payable - continued

	December 31, 2007	June 30, 2008	For the Period from March 11, 1998 (Inception) to June 30, 2008
	(In thousands)
Amortization of debt discount on demand notes	$75	$841	$916

The warrants associated with the notes were fair valued upon their issuance, December 31, 2007 and again on June 30, 2008. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through June 30, 2008.

Change Period	Fair Valued at Issuance to December 31, 2007	Fair Valued from Issuance to June 30, 2008	Net Change in Fair Value for the Six Month Period June 30, 2008
	(In thousands)
Total fair value of derivatives at respective periods	$658	$1,330	$(672)

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative:
At Issuance	—	63.34 - 64.12	3.28 - 3.99	4.85 - 5.00	$0.53 - 0.88
As of December 31, 2007	—	64.12	3.45	4.95	$0.88
As of March 31, 2008	—	96.16	2.46 - 3.18	4.60 - 4.75	$0.92
As of June 30, 2008	—	95.94	2.57 - 3.73	4.50 - 5.00	$0.63

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 10. Notes Payable - continued

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

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at June 30, 2008.

Derivative information for the Long Term Notes:

The warrants are for the purchase of 1,178,000 shares of the Company’s common stock at $1.00 per share. The warrants have a term of five years and are exercisable upon issue. The Company allocated the fair value of the warrants against the amount of the Notes. The relative fair value of the warrants on issuance was $755,870, which was determined using the Black-Scholes Model, was recorded as an Other Derivative and a reduction of the carrying value of the notes (see (a) below). The discount on debt is being amortized to interest expense over the initial term of the notes.

Year	Warrants Issued for Purchase of Common Stock	Estimated Fair Value at issuance	Exercise Price per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Initial Term Months	Amortization for the Six Months Ended June 30, 2007
2008	1,178,000	$755,870	1	5	2.65 - 3.57%	95.65 - 96.51%	18	$83,451
Total	1,178,000							$83,451

	December 31, 2007	June 30, 2008	For the Period from March 11, 1998 (Inception) to June 30, 2008
	(In thousands)
Amortization of Debt discount on long term notes	$—	$83	$83
Total	$—	$83	$83

The warrants associated with the notes were fair valued upon their issuance, and again on June 30, 2008. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through June 30, 2008.

Change Period	Fair Valued at Issuance to December 31, 2007	Fair Valued from Issuance to March 31, 2008	Fair Valued from Issuance to June 30, 2008	Net Change in Fair Value from issuance to June 30, 2008
	(In thousands)
Total fair value of derivatives at respective periods	$—	$—	$491	$(686)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative:
At Issuance	—	95.65 - 96.51	2.65 - 3.57	5.00	$0.60 - 1.01
As of June 30, 2008	—	95.94	3.34	4.87	$0.63

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

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at June 30, 2008.

Note 11. Convertible Notes Payable

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

As of June 30, 2008, the Company had $2,480,000 principal amount outstanding of such convertible notes, which was convertible at the option of the holders into 2,480,000 shares of common stock based on the re-set Fixed Conversion Price of $1.00 per share. However, the notes are convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $1 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company’s assets secure the notes.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

The following table summarizes convertible notes discounts and derivative values outstanding at June 30, 2008:

(In thousands)
Convertible notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(17,520)
Convertible notes at face value at June 30, 2008	2,480
Discount on notes:
Embedded derivatives	(8,196)
Warrant derivatives	(2,383)
Net convertible notes on June 30, 2008	(8,099)
Amortization of discount from derivatives	9,848
Convertible notes at June 30, 2008	1,749
Embedded derivatives at fair value at June 30, 2008	556
Warrant derivatives at fair value at June 30, 2008	1,031
Net convertible notes, embedded derivatives and warrant derivatives at June 30, 2008	$3,336

In May 21, 2007, the convertible senior secured notes were fair valued according to the original terms of the agreement for the period starting April 1, 2007, through May 21, 2007. On May 21, 2007 the Convertible Notes were fair valued for the re-pricing. On June 30, 2007, the Senior Secured Notes were fair valued reflecting the re-pricing of the convertible notes. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through June 30, 2008.

Period	Fair Valued at June 30, 2007	Fair Valued from June 30, 2007 to December 31, 2007	Fair Valued from Dec. 31, 2007 to June 30, 2008
	(In thousands)
Warrants	$2,058	$881	$1,031
Convertibility Feature	3,998	631	531
Interest Convertibility Feature	414	47	25
Total fair value of derivatives at respective periods	$6,470	$1,559	$1,587

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

Net Decrease (Increase) Recorded as Adjustment to Fair Value	For the Year Ended December 31, 2007	For the Period Ended June 30, 2008
	(In thousands)
Change between reporting periods	$(968)	$(27)
Reclass of derivatives from liability to equity due to actual interest paid	(586)	—
Reclass of derivatives from liability to equity due to conversion	(6,455)	(817)
Total	$(8,009)	$(844)

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

Conversion of Senior Secured Notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock
Total - 2006	$1,897,514	987,219	$2.28	$33,028
Total - 2007	14,222,486	19,150,903	0.80	607,811
1st quarter - 2008	800,000	800,000	1.00	124,890
2nd quarter - 2008	600,000	801,354	0.75	96,170
Total	$17,520,000	21,739,476		$861,899

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

The following table defines the derivatives related to the convertible notes:

Item #	Derivatives	Definition
1	Warrants Derivative
The Company sold warrants in connection with the sale of senior secured convertible notes on March 20, 2006. The warrants were fair valued at March 20, 2006 and subsequently are revalued at the end of each quarter.

2	Conversion Feature Embedded Derivative
As part of the sale of the senior secured convertible notes on March 20, 2006, the buyer has the right to convert up to 10% of the initial balance in to common stock each month starting August 20, 2006. The conversion feature derivatives were fair valued at March 20, 2006 and subsequently has been and is revalued at the end of each quarter.

3	Interest Conversion Embedded Derivative
As part of the sale of the senior secured convertible notes at March 20, 2006, the Company has the right to pay interest with its common stock upon the registration effective June 12, 2006. The interest conversion derivatives were fair valued at March 20, 2006 and subsequently has been and is revalued at the end of each quarter.

The following table summarizes the assumptions used to measure the fair value of our derivatives related to the convertible note:

Derivative Assumptions	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)	CVBT Stock Price

As of December 31, 2007	—	45.35	3.34	1.25	$1.00
As of June 30, 2008	—	121.12	2.36	0.75	$0.63

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives		Balance as of December 31, 2007	YTD Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion	Balance as of June 30, 2008
		(In thousands)
Embedded derivatives	(A)	$677	$695	$—	$(816)	$556
Warrant derivative - convertible note	(B)	882	149	—	—	1,031
Change in fair value	(C) = A+B	1,559	844	—	(816)	1,587
Option derivative - non-employees*		867	(188)	—	(66)	629
Warrant derivative - non-employees*		4,118	(897)	1,238	—	4,459
Change in fair value *	(D)	4,985	(1,085)	1,238	(66)	5,088
Total warrant and options derivative non-employees *	E = (C+D)	6,544	(241)	1,238	(883)	6,675

*	See footnote 12 for details

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

In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at June 30, 2008.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in the Company’s stock price during the reported period as well as assumptions regarding a number of complex and subjective variables used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, the Company may show “Other Income” conversely, if it increases the Company may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies for calculations over 3 years in duration and the Company's for calculations under 3 years of duration used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income.” Conversely, if it decreases the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended June 30, 2008, the Company’s stock price has decreased from $7.15 to $0.45 and was $0.63 at June 30, 2008. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model decreased from 44.56% to 130.87%. As of June 30, 2008, the Company shows $844,503 fair value of derivatives as Other Expense.

The convertible note agreements entered into on March 20, 2006 contain variable share settlement provisions. These provisions require the Company to include the “fair value” of issued and vested non-employee options and warrants in derivative liability accounts on the balance sheet in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The reason for this classification is the possibility that the Company may not have enough authorized unissued common stock to meet all of its commitments in the delivery of the Company’s common stock to honor both the contracts related to the convertible notes and the issued and vested non-employee option and warrant contracts. In order to be in the situation of not having enough unissued shares to deliver to the non-employee option and warrant holders, the fair market value of the common stock of the Company would have to be lower than all of the exercise prices of all the option and warrant contracts. In such case, an option or warrant holder would have to exercise his/her options or warrants at a price that would require him/her to pay more than the fair market value of the common stock on the open market. Nonetheless, according to EITF 00-19 the fair value of these option and warrant contracts must be reclassified as a liability. In addition, the issued and vested non-employee options and warrants identified as derivative instruments require separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” at each balance sheet date and at the date of each exercise or grant of new non-employee options and warrants.

The Company filed an S-3, which became effective on June 12, 2006 upon which the Company could have chosen to pay the interest in-kind with registered common stock or in cash. Interest on the convertible note has been paid as follows:

Years	Interest Paid in Cash	Interest Paid with Stock	Total Interest	Shares Issued in Lieu of Cash Payment
2006	$1,863	$—	$1,863	—
2007	628	404	1,032	693
2008	—	242	242	252

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

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

	December 31, 2007	June 30, 2008	For the Period from March 11, 1998 (Inception) to June 30, 2008 (Inception)
	(In thousands)
Interest expense from the beneficial conversion feature	$—	$—	$2,050
Total financing cost	—	—	2,136
Interest expense - Series I, II and IIa	—	—	1,303
Total	$—	$—	$5,489

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 11. Convertible Notes Payable - continued

Interest Expense:

	June 30, 2007	June 30, 2008	For the Period from March 11, 1998 (Inception) to June 30, 2008
	(In thousands)
Interest expense	$899	$274	$4,461
Amortization of derivatives	4,527	504	9,071
Amortization of deferred financing cost	765	20	1,353
Amortization of debt discount on demand notes	—	840	915
Total	$6,191	$1,638	$15,800

Note 12. Other Derivatives Related to Options and Warrants Issued to Non-Employees

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 12. Other Derivatives Related to Options and Warrants Issued to Non-Employees - continued

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

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivative Information	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Options issued to non-employees derivative
As of December 31, 2007	—	47.61 - 67.22	3.05 - 4.04	1.58 - 9.90	$0.88
As of June 30, 2008	—	95.4 - 135.39	1.55 - 3.99	1.08 - 9.41	0.63
Warrants issued to non-employees derivative
As of December 31, 2007	—	64.12	3.45	5	$0.88
As of June 30, 2008	—	95.4 - 135.39	1.55 - 3.99	0.63 - 9.47	0.63

(a)	The range of the expected life and exercise prices are consistent with each individual instrument.

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives	Balance as of December 31, 2007	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion	Balance as of June 30, 2008
	(In thousands)
Option derivative - non-employees	$867	$(188)	—	$(66)	$629
Warrant derivative - non-employees	4,118	(897)	$1,238	—	4,459
Change in fair value	$4,985	$(1,085)	$1,238	$(66)	$5,088

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 12. Other Derivatives Related to Options and Warrants Issued to Non-Employees  - (continued)

Options derivative transactions — Non-employees for options granted and transferred:

Period	Options Granted	Exercise Price - Non- Employees	Estimated Fair Value on the Date Options Granted or Transferred	Option Derivatives as of June 30, 2007	Transfer of Fully Vested Employee Stocks to Non-Employee
For the year ended December 31, 2006 (a)	150,000	$1.00	$228,000	$14,243	—
For the year ended December 31, 2007 (b)(c)	310,000	$0.30 - 1.00	$560,840	$3,702	—
For the six month period ended June 30, 2008(c)	—	—	—	—	—

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

(c)	No new stock options were granted to non-employees during the six month period ended June 30, 2008.

Change in the fair value of options and warrant derivatives:

Adjustments to Fair Value of Derivatives - Options and Warrants	Total at December 31, 2007	At June 30, 2008
	(In thousands)
Adjustment to the fair value of option derivatives (a)	$(818)	$(188)
Adjustment to the fair value of warrant derivatives	20	(897)
Total adjustments to fair value	$(798)	$(1,085)

See derivative information above for assumptions.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 12. Other Derivatives Related to Options and Warrants Issued to Non-Employees  - (continued)

Stock Option Transactions - Non-Employees	Number of Option Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate %	Expected Remaining Life (Years)	Decrease In the Fair Value of Option Derivatives
Total - 2007	380,000	—	69.58 - 73.36	4.45 - 4.98	2.25 - 2.75	$310,738
1st Quarter - 2008	60,000	—	104.48	1.47 - 1.61	1.75	56,400
2nd Quarter - 2008	70,000	—	107.35	2.58	1.08	30,021
Total	510,000					$397,159

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

Warrant Transactions - Non Employee	Warrant Issued	Dividend Yield %	Expected Volatility %	Risk Free interest %	Expected Life (Years)	Fair Value on the Date of Warrants Granted	Exercise Price
a	250,000	0	79	5.125	10	1,602,500	$10.00
b	550,000	0	67	3.83	10	223,987	$1.00
c & c(i)	5,900,000	0	63 - 67	3.52 - 4.42	5 - 10	2,600,259	$1.00
d	1,400,000	0	63 - 64	3.28 - 3.99	5	509,804	$1.00
Total at December 31, 2007	8,100,000	0	63 - 79	3.28 - 5.125	5 - 10	4,936,550	$1.00 - 10.00
(e)1st Quarter 2008	500,000	0	96.16	2.46	5	335,000	$1.00
(e) 2nd Quarter 2008	1,178,300	0	96.36	3.34	5	755,870	$1.00
(f) 2nd Quarter 2008	350,000	0	96.36	3.34	5	122,500	$1.00
Total	10,128,300

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

(c)	These warrants were for future services. These warrants were fully vested on the date of grant have a five year term and expired in December 2012 and 2017.

(c)(i)	These warrants were for future services. These warrants were fully vested on the date of the grant and have a ten year term. These warrants will expire in December 2017.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 12. Other Derivatives Related to Options and Warrants Issued to Non-Employees  - (continued)

(d)
These warrants were issued in conjunction with the issuance of demand notes. These warrants were fully vested and $658,000 was recorded as warrant derivative at December 31, 2007. The debt discount of $507,000 is being amortized to interest expense over the term of the notes.

(e)
These warrants were issued in conjunction with the issuance of demand and long term notes. These warrants were fully vested and $694,866 was recorded as warrant derivatives at June 30, 2008. The debt discount of $325,000 for the demand notes and $755,870 for the long term notes is being amortized to interest expense over the term of the notes.

(f)	These warrants were issued in conjunction with the formation of a “Clinical Trial Partnership”. These warrants were fully vested and $122,500 was recorded as warrant derivatives at June 30, 2008.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (close date), will be amortized on a straight-line basis into interest expense over the life of notes and warrants. The following table summarizes these amounts as of June 30, 2008:

Transactions from March 20, 2006 Through June 30, 2008	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(In thousands)
Balance March 20, 2006 (close date)	$1,553	$2,383	$8,196	$—
Proration of derivatives at June 30, 2008 (a)	(939)	—	—	(939)
Amortization for the period March 20, 2006 (close date) through June 30, 2008 charged to interest expense	(585)	(1,809)	(8,039)	(10,433)
Remaining deferred costs and discount to be amortized	$29	$574	$157	$(11,372)

(a)	The proration of derivatives is a reduction in the deferred financing cost due to the conversion of the convertible notes into common stock.

Note 13. Stockholders’ Deficit

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit  - (continued)

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

On May 21, 2007, the company entered into an agreement to sell 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000 and net proceeds in the amount of $3,285,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The Warrant is exercisable for a period commencing on October 12, 2007 and terminating on the fifth anniversary of the issuance of such warrant. The Warrant issued as of December 31, 2007, and any future Securities issuances, are exempt from registration pursuant to Regulation S set forth by the Securities and Exchange Commission pursuant to the Securities Act of 1933 (“Regulation S”). The agreement, as amended, expired November 9, 2007. The Company has extended this agreement from November 9, 2007 to January 31, 2008 and, in addition, the Company has received gross proceeds of $825,000 in the period June 30, 2008.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit  - (continued)

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

Conversion of Senior Secured Notes:

See Footnote 11 for details.

Stock Option Transactions

Recent option and warrant transactions:

Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
2007	1	440,000	—	440,000
1st quarter - 2008	1	60,000	—	60,000
2nd quarter - 2008	1	70,000	—	70,000
Total		570,000		570,000

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit - (continued)

Stock option granted for 2006, 2007 and the first six month period ending June 30, 2008:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
Total - 2006 (a)(b)	215,050	$10.00	$500,716	5 - 10	78.89
Total - 2007 (b)	686,050	1.00 -10.00	278,014	10	67 - 69
1st quarter - 2008	—	—	—	—	—
2nd quarter - 2008	—	—	—	—	—

All options were granted from the 2004 Stock Plan. The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	50,000 of these options were issued for the past services and therefore expensed on the date of grant.

(b)	These options were issued for future services and will be expense over the vesting life of the options.

At June 30, 2008 the unexpended value for unvested options is approximately $185,784 with an average vesting period of 1.35 years.

Stock Option Transactions Non-Employees	Number of Options Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate	Expected Remaining Life	Decrease in the FV of Option Derivatives
Total - 2007	380,000	—	69.58 - 73.36	4.55 - 4.98	2.25 - 2.75	$310,738
1st quarter - 2008	60,000	—	104.48	1.47 - 1.61	1.75	56,400
2nd quarter - 2008	70,000	—	107.35	2.58	1.08	30,021
Total	510,000

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit  - (continued)

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid-in-capital.

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2007 and June 30, 2008 is as follows:

	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2006	1,185,550	$0.30 - $10.00	1,725,500	$0.30 - $10.00	2,911,050	$0.30 - $10.00
Granted	376,050	10.00	310,000	—	686,050	10.00
Terminated	(2,000)	10.00	—	—	(2,000)	10.00
Reclassified	(440,000)	0.30	440,000	$0.30 - $0.50	—	0.30
Exercised	(60,000)	0.30	(380,000)	0.30	(440,000)	$0.30 - $0.50
Cancelled	(2,090)	10.00	(150,000)	10.00	(152,090)	10.00
Outstanding at December 31, 2007	1,057,510	$0.30 - $10.00	1,945,500	$0.30 - $10.00	3,003,010	$0.30 - $10.00
Granted	—	—	—	—	—	—
Terminated	—	—	—	—	—	—
Reclassified	—	—	—	—	—	—
Exercised	—	—	(130,000)	$0.30	(130,000)	$0.30
Cancelled	(21,500)	$1.00-$10.00	—	—	(21,500)	$1.00-$10.00
Outstanding at June 30, 2008	1,036,010	$0.30-$10.00	1,815,500	$0.30-$10.00	2,851,510	$0.30-$10.00

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit  - (continued)

Weighted average exercise price of options granted, exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006, 2007 and June 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2006
Employees - Outstanding	1,185,550	1.80	3.86	1,180,000
Employees - Expected to Vest	229,758	1.80	3.86	—
Employees - Exercisable	955,792	1.80	3.86	1,180,000
Non-Employees - Outstanding	1,725,500	3.61	6.21	1,221,300
Non-Employees - Expected to Vest	112,500	10.00	9.75	—
Non Employees - Exercisable	1,613,000	3.61	6.21	1,221,300
As of December 31, 2007
Employees - Outstanding	1,057,510	2.23	5.83	290,000
Employees - Expected to Vest	285,078	1.02	9.57	—
Employees - Exercisable	772,432	2.13	5.83	290,000
Non-Employees - Outstanding	1,945,500	2.60	5.77	635,100
Non-Employees - Expected to Vest	145,291	4.37	9.41	—
Non Employees - Exercisable	1,800,209	2.53	5.77	635,100
As of June 30, 2008
Employees - Outstanding	1,045,063	2.40	5.11	165,000
Employees - Expected to Vest	205,003	0.80	9.12	—
Employees - Exercisable	840,060	2.21	5.11	165,000
Non-Employees - Outstanding	1,815,500	4.03	4.39	318,450
Non-Employees - Expected to Vest	108,223	2.94	8.91	—
Non Employees - Exercisable	1,707,277	2.76	4.39	318,450

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit  - (continued)

Warrants

Warrants have only been issued to outside parties and have never been issued to employees:

Warrants Granted	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value ($)	Exercise Price Per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Expected Dividend Yield %
2000 (a)	933,330	115,475	0.40	3.5	5.02%	—	—
2001 (b)	100,000	—	0.80	5	4.89%	—	—
2003 (c)	200,000	119,744	2.00	5	0.94%	76	—
2005 (d)	75,000	—	—	—	—	—	—
2006 (e)(f)(g)(i)	6,249,997	3,660,455	1.00-10.00	3 - 10	4.89-5.12%	78 - 79	—
2007 (g) (iii), (g) (ii), (h), (i)	8,350,000	3,537,674	1.00	5 - 10	3.28-4.42%	63 - 66.54	—
2008 (g)(ii)	2,028,300	1,591,470	1.00	5	2.65-4.83%	95.65-96.36	—
Total	17,936,627

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

(d)
The Company sold warrants for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants have a term of six months commencing on the effective date of the IPO, February 11, 2005.

(e)
These warrants were issued for past services and will be expensed over a one year vesting period. The fair value of the portion of these warrants that vested during 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.

(f)
Warrants issued for past services and are expensed over a one year vesting period. The fair value of the portion of these warrants that vested during 2007 of $400,643 and in aggregate $1,602,500 has been reclassified as part of the warrant derivative.

(g)(i)	The warrants issued for future services. These warrants are fully vested on the date of the grant, have a five year term and expire in December 2012.

(g)(ii)
These warrants were issued along with demand notes; they are detachable, are fully vested on the date of the grant and have a five year term. The fair value of the vested warrants during the year ended December 31, 2007 of $507,000 was recorded as additional paid-in capital and the discount on debt is being amortized to interest expense over the term of the notes.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 13. Stockholders’ Deficit  - (continued)

(i)
The warrants were issued to an employee in connection with the research and development services rendered. The warrants are fully vested on the date of the grant, have a ten year term and expire in November 2017.

Warrant activity for the years 2006, 2007 and the six month period June 30, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,230,882	$7.88
Granted	8,350,000	1.00
Sold(a)	5,999,997	1.00
Exercised	—	—
Forfeited	(705,882)	8.50
Outstanding at December 31, 2007	14,874,997	$1.22
Granted	2,028,300	1.00
Sold/Reissued	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at June 30, 2008	16,903,297	$1.20
Warrants exercisable at December 31, 2006	1,168,382	7.88
Warrants exercisable at December 31, 2007	14,874,997	1.22
Warrants exercisable at June 30, 2008	16,903,297	$1.20

The following table summarizes information about warrants outstanding at June 30, 2008 (unaudited):

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$ 1.00	5,999,997	0.72	$1.00	5,999,997	$1.00
1.00	8,350,000	4.44	1.00	8,350,000	1.00
1.00	2,028,300	4.56	1.00	2,028,300	1.00
2.00	200,000	4.98	2.00	200,000	2.00
10.00	250,000	7.79	10.00	250,000	10.00
12.50	75,000	0.63	12.50	75,000	12.50
Total	16,903,297			16,903,297

Authorized Shares

At the Company’s 2005 Annual Meeting of Stockholders held on May 23, 2005, the shareholders approved to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400,000,000 shares.

Note 14. Income Taxes

The Company files income tax returns in the U.S. and various state jurisdictions.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 14. Income Taxes  - (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The Company assessed the potential liability for all uncertain tax positions as required by FIN 48 at December 31, 2007 and June 30, 2008. The Company concluded that it has no uncertain tax positions that might give rise to potential tax liabilities or to amend the accumulated net operating losses available to carry forward for application against future taxable income in each of the Company’s taxing jurisdictions. At December 31, 2007 the Company reduced its research and development credit carry forward to a more sustainable amount under federal or state examination. To date the Company has not benefited from this carry forward. Net operating losses were reduced as well and are detailed below.

No interest or penalty related to uncertain tax positions in income tax expense is required to be recognized for the six month period ended June 30, 2008. The Company is in the development stage and has incurred losses since its inception. All tax years from inception are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in progress. In some cases the statute of limitations for audit periods may or may not apply.

The adoption of FIN 48 created a reduction of the federal and state net operating loss carry forwards of approximately $982,000 respectively. A reduction of $295,000 in the federal research and development credit carry forward was also recognized in 2007. Typically under audit by federal taxing authorities these credits are reduced by thirty percent and as such the company has reflected this likelihood.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseeable that the Company would have any income tax liabilities in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

Included in the Company’s net operating loss carry forward at June 30, 2008, are tax positions for which the ultimate deductibility is highly certain but for which there is some uncertainty about the timing of such deductibility. Due to the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate.

Net Operating Loss Carry Forward:	As of December 31, 2007	As of June 30, 2008
	(In thousands)
Federal income taxes	$69,357	$73,406
State income taxes (California)	59,792	63,841

These losses will expire through 2010 to 2018.

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

As of June 30, 2008
(In thousands)
Federal research and development credit carry forward	$687

Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 15. Commitments and Contingencies

Leases

In April 2004, the Company entered into a non-cancelable operating lease agreement for office space that requires monthly payments of $5,882, which expired in October 2005. On May 2004, the Company gave a deposit of $5,900. The Company vacated this facility in October 2005 and subsequently the deposit was refunded. During 2004 and 2005, the Company sub-leased space from Phage for approximately $2,800 per month as part of the agreement for administrative services.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 15. Commitments and Contingencies  - (continued)

Paid Rent:	December 31, 2007	June 30, 2008
	(In thousands)
Total rent paid (a)	$465	$167

(a)	Rent paid for the corporate office in Las Vegas and the San Diego lab facility.

Service Agreements

The Company has entered several service agreements listed below. These service fees for the obligations below were determined through a process of competitive bids and negotiation.

The major outstanding contractual obligations are as follows:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Joint patent agreement	Feb. 28, 2007	March 1, 2020

2	Cardio Phage International (“CPI”)	Distribution agreement	Aug. 16, 2004	Aug. 16, 2013

3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	Dec. 15, 2000	Dec. 15, 2099

4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for Cardiovascular indications	Oct. 24, 2001	Ongoing

5	CVBT Founder	Royalty agreement	Aug. 16, 2004	Dec. 31, 2013

6	Catheter and Disposables Technologies, Inc	Product development	June 1, 2004	Dec. 31, 2006

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 15. Commitments and Contingencies  - (continued)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 15. Commitments and Contingencies  - (continued)

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	Aug. 8, 2005	Aug. 20, 2007

8	Phage Biotechnology Corporation	Lease Guarantee - San Diego	Mar. 15, 2006	March 16, 2008

9	Promethean	Convertible Notes	Mar. 20, 2006	March 19, 2009

10	Chief Executive Officer	Guarantee agreement	Mar. 20, 2006	First date of generating revenue on repayment of notes.

11	Chief Executive Officer	Guarantee reimbursement agreement	Mar. 20, 2006	First date of generating revenue on repayment of notes.

12	Kendle (formerly Charles River Laboratories)	CRO agreement	Aug. 8, 2006	Completion of Phase II Severe Coronary Heart Disease

13	The Bruckner Group	Feasibility Study	Aug. 4, 2006	Upon completion of study

14	Investment Banking	Investment Banker	June 6, 2006	Ongoing

15	Public Accounting Firm	Professional Services	July 1, 2006	Ongoing

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

(8)	Lease guarantee terminated on March 16, 2008.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 15. Commitments and Contingencies  - (continued)

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

(15)	A provider of accountancy and business services to audit and review the Company’s financial reports for listing on the London Stock Exchange’s Alternative Investment Market, or AIM.

	As of June 30,		For the Period from March 11, 1998 (Inception) to June 30,
Service Fees Paid for Major Contractual Obligations:	2007	2008	2008
	(Dollars in thousands)
The Bruckner Group	$617	$—	$1,068
Touchstone Research (C2R)(Hesperion)	293	14	4,896
Kendle (Charles River)	328	154	1,877
Total	$1,238	$168	$7,841

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 15. Commitments and Contingencies  - (continued)

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time that is material to its business and is unaware of any material claims that may be filed against it.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the financial statements and the related notes appearing in Item 1. of this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the plans and strategy for the Company’s business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth below in this section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS

1. Overview

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.), (“CVBT”), (“Cardio”) or (the “Company”) is a biopharmaceutical company focused on developing drugs to stimulate the growth of new blood vessels for the treatment of cardiovascular diseases. The active pharmaceutical ingredient (“API”) in the Company’s drug candidates is acidic human fibroblast growth factor-1, FGF-1 141 (formerly called Cardio Vascu-Grow TM ) and it facilitates the growth of new blood vessels in the heart tissues and organs with an impaired vascular system. This process is referred to as “angiogenesis” in the scientific community.

CardioVascular BioTherapeutics, Inc. was established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Thomas J Stegmann, co-founder of the company, performed in the mid-1990s. The Company entered into an agreement with Dr. Stegmann, dated March 11, 1998, which is superseded by an agreement dated August 16, 2004, whereby Dr. Stegmann granted the Company a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of his clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1 141 through December 31, 2013. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. To date the Company has made no royalty payments under this Agreement. Dr. Stegmann serves the Company as a director and as Chief Medical Officer. From October 12, 2006 to June 1, 2008 he also served as Co-President. He now focuses his time as an Officer on the duties of Chief Medical Officer.

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

2. Results of Operations

Six Months Ended June 30, 2007 and 2008

During the six month period ended June 30, 2008, the Company spent approximately $2,254,000 in research and development to support its FDA clinical trials. Research and development expenses decreased slightly in comparison to the same period last year.

Our research and development consist of $497,000 clinical trial costs and $677,000 paid to an affiliate for contract clinical research.

Clinical trial expenditures decreased from $1,485,000 to $497,000 due to the completion of earlier trials in 2007 while our newer trials are still in the planning, ramp-up, and site selection process for our Phase II CHD and Phase II Wound Healing trials. We also reduced our expenditures with our affiliate, Phage Biotechnology Corporation, due to the majority of production of the drugs required for our upcoming trials.

	For the Six Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Research and development	$3,333	$2,254	$(1,079)	(32.37)%
Clinical trials	$1,485	$497	$(988)	(66.53)%
Phage Biotechnology Corporation (affiliate)	$927	$677	$(250)	(26.97)%

Our research and development costs are associated with the following clinical and pre-clinical trials as of June 30, 2008:

FDA Authorized Clinical Trials:

Drug Candidate	Indication
• CVBT-141A	Severe Coronary Heart Disease (“CHD”) — surgical delivery
• CVBT-141B	Dermal Ulcers (Wound Healing)
• CVBT-141C	Peripheral Arterial Disease (“PAD”)
• CVBT-141H	Severe Coronary Heart Disease (“CHD”) — injection catheter delivery

Proof of Concept Clinical Trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia — proof of concept

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Stroke
• CVBT-141F	Bone Repair

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

The Phase II trial will be an international trial conducted in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen Kendle, an international clinical research organization to oversee and manage Phase II trial. Kendle is working closely with the Cordis Corporation to identify clinical trial sites that have prior experience with the MyoStar® and NOGA® catheter systems. We are currently recruiting investigators and clinical sites as well as working with them to gain institutional review board approval for our trials.

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

vi) Disc Ischemia — We have initiated a population study in all age groups to ascertain the degree that perfusion abnormalities of the lumbar vertebral bodies are associated with lumbar degenerative disc disease connected to low back pain and/or vertebral bone repair. We have contracted with the Orthopaedic Education and Research Institute (OrthoERI) of Southern California to perform a preliminary clinical study on approximately 50 volunteers. Dr. Vance Gardner, a noted orthopaedic spine surgeon and executive director of OrthoERI, has agreed to consult with CVBT regarding his scientific and market research. The study received institutional review board (IRB) approval and to date approximately 41 volunteers have entered this proof-of-concept clinical study. The technique employed uses a unique and proprietary, contrast enhanced, high field strength MRI scanning technique that identifies blocked blood vessels and/or perfusion abnormalities of the lumbar vertebral bodies. The goal for the study is the identification of abnormalities that can be improved with angiogenic treatment. These abnormalities may include; “diminished nutrition” etiology of degenerative disc disease or an ischemic mechanism of vertebral bone degeneration. To date, we are observing differences in the perfusion of vertebrae in younger volunteers as compared to those in the ages that are more associated with degenerative disc disease and bone degeneration. Once an adequate population study has been completed and diagnostic criteria developed, we will investigate the clinical use of drug candidate CVBT-141D, which contains FGF-1 141 , to improve a diagnosed ischemic state.

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

General and Administrative

	For the Six Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
General and administrative	$8,167	$3,406	$(4,761)	(58.30)%
Phage Biotechnology Corporation (affiliate)	$26	$7	$(19)	(73.08)%

For the six month period ended June 30, 2008, general and administrative expenses decreased approximately $4,761,000 or 58% in comparison to the same period in 2007. This increase includes:

$ Amount in thousands
These are our primary reductions in expenses:
Write-off of deferred costs related to listing on the Alternative Investment Market of the London Stock Exchange.	$1,625
Professional expenses related to listing on the Alternative Investment Market of the London Stock Exchange, SOX Audit and Restatement of a full year of financial statements	1,127
Officer compensation, related to the issuance of warrants in April 2005	404
Computer expenses reflecting the reduction in new project initiatives	367
Travel expenses	292
Investor relations	295
Outside services primarily related to printing and distribution of financial reports	187
Marketing	144
D&O Insurance	86
Reduction in payroll and other human resources costs	84
Net decrease in all other expenses	150
Total decrease in expenses	$4,761

Interest Income

	For the Six Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest income	$127	$—	$(127)	(100)%

Interest income decreased from $127,000 to approximately $0 for the period ended June 30, 2007 and 2008, respectively; as the result of a lower level of cash and marketable securities available for investment.

Interest Expense

	For the Six Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense	$6,191	$1,638	$(4,553)	(74%)

During the six month period ended June 30, 2008, interest expense decreased from approximately $6,191,000, to $1,638,000 the same period in 2007.

	For the Six Month Period Ended June 30,
Components of Interest Expense:	2007	2008
Interest from senior notes and demand notes	$794	$260
Cashless interest from senior notes	105	14
Amortization of deferred financing cost	765	20
Amortization of derivatives	4,527	504
Amortization of debt discount	—	840
Total interest expense	$6,191	$1,638

	For the Six Months Period Ended June 30,
	2007	2008
	(Dollars in thousands)
Adjustment to fair value of derivatives	$(10,084)	$(844)
Adjustment to fair value of derivatives - other	1,400	1,085

Adjustment to fair value of derivatives decreased from approximately ($10,084,000) to ($844,000) and adjustments to the fair value of derivatives-expense other increased from $1,400,000 to $1,085,000 for the period ended June 30, 2007 and 2008. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If stock price decreases sufficiently, we may show “Other Income”; conversely, if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely, if it decreases, we may show “Other Income.” Since the issuance of the Convertible Notes on March 20, 2006 to the period ended June 30, 2008 the Company’s stock price has decreased from $7.15 to $0.45 and was $0.63 at June 30, 2008. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model ranged from 44.56% to 130.87%. Since inception to June 30, 2008 the Company has shown $11,594,000 of adjustments to the fair value of derivatives as Other Expense.

Three Months Ended June 30, 2007 and 2008

During the three month period ended June 30, 2008, the Company spent approximately $1,212,000 in research and development to support its FDA clinical trials. Research and development expenses decreased slightly in comparison to the same period last year.

Our research and development consist of $221,000 clinical trial costs and $353,000 paid to an affiliate for contract clinical research.

Clinical trial expenditures decreased from $875,000 to $221,000 due to the completion of earlier trials in 2007 while our newer trials are still in the planning, ramp-up, and site selection process for our Phase II CHD and Phase II Wound Healing trials. We also reduced our expenditures with our affiliate, Phage Biotechnology Corporation, due to the majority of production of the drugs required for our upcoming trials in 2008.

	For the Three Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Research and development	$1,718	$1,212	$(506)	(29)%
Clinical trials	$875	$221	$(654)	(75)%
Phage Biotechnology Corporation (affiliate)	$384	$353	$(31)	(8)%

General and Administrative

	For the Three Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
General and administrative	$4,638	$1,696	$(2,942)	(63)%
Phage Biotechnology Corporation (affiliate)	$5	$3	$(2)	(40)%

For the three month period ended June 30, 2008, general and administrative expenses decreased approximately $2,942,000 or 63% in comparison to the same period in 2007. This increase includes:

$ Amount in Thousands
These are our primary reductions in expenses:
Write-off of deferred costs related to listing on the Alternative Investment Market of the London Stock Exchange.	$1,625
Professional expenses related to listing on the Alternative Investment Market of the London Stock Exchange, SOX audit and restatement of a full year of financial statements	511
Officer compensation, related to the issuance of warrants in April 2005	—
Computer expenses reflecting the reduction in new project initiatives	153
Travel expenses	88
Investor relations	140
Outside services primarily related to printing and distribution of financial reports	177
Marketing	98
D&O Insurance	58
Reduction in payroll and other human resources costs	80
Net increase in all other expenses	11
Total decrease in expenses	$2,942

Interest Income

	For the Three Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest income	$26	$—	$(26)	(100)%

Interest income decreased from $26,000 to approximately $0 for the period ended June 30, 2007 and 2008, respectively; as the result of a lower level of cash and marketable securities available for investment.

	For the Three Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(2,971)	$(477)	$(2,494)	(84%)

During the three month period ended June 30, 2008, interest expense decreased from approximately $2,971,000, to $477,000 the same period in 2008.

	For the Three Month Period Ended June 30,
Components of Interest Expense:	2007	2008
Interest from senior notes and demand notes	$351	$121
Cashless interest from senior notes	33	7
Amortization of deferred financing cost	640	10
Amortization of derivatives	1,947	251
Amortization of debt discount	—	88
Total interest expense	$2,971	$477

	For the Three Month Period Ended June 30,
	2007	2008
	(Dollars in thousands)
Adjustment to fair value of derivatives	$(7,958)	$2,285
Adjustment to fair value of derivatives - other	847	2,805

Adjustment to fair value of derivatives decreased from approximately ($7,958,000) to $2,285,000 and adjustments to the fair value of derivatives-expense other increased from $847,000 to $2,805,000 for the period ended June 30, 2007 and 2008. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If stock price decreases sufficiently, we may show “Other Income”; conversely, if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely, if it decreases, we may show “Other Income.”

3. Liquidity and Capital Resources

Sources of Liquidity

Since inception and through June 30, 2008, we have financed operations through the initial public offering of common stock, the private sale of capital stock and convertible notes and the private placement of senior secured convertible notes.

The table below summarizes the net proceeds we have received of approximately $62,391,000 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes through June 30, 2008:

Source of Funds	Net Proceeds
(Dollars in thousands)
Pre USA IPO
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520
Common stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	14,892
Post USA IPO
Proceeds from the IPO, 1,725,000 shares of common stock sold at $1.00 per share net of the options exercised	15,548
Exercise of 2,026,064 stock option and warrants	483
Proceeds from private placement of senior secured convertible notes together with warrants to purchase 705,882 shares of Company’s common stock. On May 21, 2007, the aggregate number of shares acquirable upon exercise of such warrants increased to 5,999,997 due to price re-set from $12.00 to $1.00 per share. (b)	20,000
Proceeds from private placement under Reg S (a)	4,227
Proceeds from the issuance of demand notes	1,760
Proceeds from the issuance of Long Term Notes	1,051
Proceeds from issuance of warrants at $0.001 par value	6
Total proceeds from financing through June 30, 2008	$62,391
Financing costs	(5,065)
Net proceeds per statement of cash flow	$57,326

(a)
On May 21, 2007, we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with the Private Placement on March 31, 2008, we issued 4,475,000 shares. We received gross proceeds in the amount of $4,475,000 and net proceeds in the amount of $4,325,000 towards completion of the Private Placement. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of our common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. We decided not to sell common stock below $1.00 per share through November 9, 2007. We are in discussions to extend the agreement, but there can be no assurance that the agreement will be extended, nor that the remaining funds will be raised.

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

4. Cash Flow

Six Months Ended June 30, 2007 and 2008

Cash consumed in our operating activities decreased by 80% for the six months ended June 30, 2008 compared to the same period in 2007. We are progressing in our “Severe Coronary Heart Disease Phase II, Wound Healing Phase II,” clinical trials as discussed in the result of operation. The Company announced its FDA approval to proceed Phase II of its Coronary Heart Disease in July 2007.The Company has also significantly reduced it’s general and administrative expenses.

Cash consumed in our investing activities decreased by 97% due to a reduction in capital expenditures for property and equipment, resulting in approximately $57,000 less of cash consumption in investing activities for the six month period ended June 30, 2008.

	Six Month Period Ended June 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Cash flow used in operating activities	$(9,158)	$(3,510)	$5,648	(52)%
Cash flow used in investing activities	(59)	(2)	57	(97)%
Cash flow provided from financing activities (a)	1,577	3,593	2,016	127%

(a)
On May 21, 2007 we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. During the six month period ended June 30, 2008, we issued 825,000 shares in exchange for gross proceeds of $825,000 and net proceeds of $742,000 towards completion of the Private Placement.

In the period ended June 30, 2008 the Company sold $1,050,800 of long term notes that have an 18 month term (one note for $80,000 has a 5 year term). These notes were issued with 1,178,300 warrants which have a five year term and an exercise price of $1.00. These notes have an interest rate of 10%. Commissions earned for the sale of these notes was $105,000.

In late 2007 and the first quarter of 2008, the Company sold $2,370,000 in demand notes of which $1,670,000 was outstanding at June 30, 2008. Starting in the second quarter and for the period ended June 30, 2008 the Company sold $1,050,800 of long term notes that have an 18-month term. These notes were issued with 1,178,300 detachable warrants, which have a five-year term and an exercise price of $1.00. These notes have an interest rate of 10%.

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

6. Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of June 30, 2008:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations (a)	$3,531	$2,480	$1,051	$—	$—
Operating lease obligations (b)(c)	941	342	598	—	—
Total	$4,472	$2,822	$1,649	$—	$—

(a)
We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock. During the three months ended March 31, 2007, note holders converted $3,493,266 of the convertible senior secured notes to $3,653,980 shares of common stock for an average price of $0.96. During the six months ended June 30, 2008, convertible note holders elected to convert $800,000 of their notes receivable to 800,000 shares of common stock for an average price of $1.00. Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if we choose to make payments in cash, we would have a liability of approximately $360,360.

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

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

The major outstanding contractual obligations are as follows:

Item #	Contract	Agreement Name	Start	End Date
1	Phage Biotechnology	Joint patent agreement	Feb. 28, 2007	March 1, 2020

2	Cardio Phage International (“CPI”)	Distribution agreement	Aug. 16, 2004	Aug. 16, 2013

3	Korea Bio-Development Corporation	Manufacturing and distribution agreement	Dec. 15, 2000	Dec. 15, 2099

4	Hesperion, Inc. (TouchStone, formerly “Clinical CardioVascular Research, LLC”)	Clinical development of investigational drugs and devices for Cardiovascular indications	Oct. 24, 2001	Ongoing

5	CVBT Founder	Royalty agreement	Aug. 16, 2004	Dec. 31, 2013

6	Catheter and Disposables Technologies, Inc	Product development	June 1, 2004	Dec. 31, 2006

Item

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

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below (continued):

Item #	Contract	Agreement Name	Start	End Date
7	bioRASI, LLC	CRO agreement	Aug. 8, 2005	Aug. 20, 2007

8	Phage Biotechnology Corporation	Lease Guarantee - San Diego	March 15, 2006	Aug. 15, 2013

9	Promethean	Convertible Notes	March 20, 2006	March 19, 2009

10	Chief Executive Officer	Guarantee agreement	March 20, 2006	First date of generating revenue on repayment of notes.

11	Chief Executive Officer	Guarantee reimbursement agreement	March 20, 2006	First date of generating revenue on repayment of notes.

12	Kendle (formerly Charles River Laboratories)	CRO agreement	Aug. 8, 2006	Completion of Phase II Severe Coronary Heart Disease

13	The Bruckner Group	Feasibility Study	Aug. 4, 2006	Upon completion of study

14	Investment Banking	Investment Banker	June 6, 2006	Ongoing

15	Public Accounting Firm	Professional Services	July 1, 2006	Ongoing

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

(15)	A provider of accountancy and business services to audit and review the Company’s financial reports for listing on the London Stock Exchange’s Alternative Investment Market, or AIM.

Service Fees Paid for Major Contractual Obligations:

	As of June 30,		For the Period from March 1, 1998 (Inception) to June 30,
	2007	2008	2008
	(Unaudited; Dollars in thousands)
The Bruckner Group	$617	$—	$1,068
Touchstone Research (C2R)(Hesperion)	293	14	4,896
Kendle (Charles River)	328	154	1,877
Total	$1,238	$168	$7,841

7. Off-Balance Sheet Transactions

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

8. Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those years beginning after December 15, 2008. As we are not involved in financial guarantee insurance (and reinsurance) contracts, we do not expect SFAS 163 to have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why a company uses derivative instruments (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting forDerivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We are currently evaluating the impact of adopting SFAS 161.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company sold floating rate convertible debt securities. At the six month period ended June 30, 2008, there was $2.5 million of floating rate debt outstanding which is subject to interest rate risk. Interest rate on the Company’s convertible notes payable was 9.68% for the quarter ended June 30, 2008. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $25,000 and the Company’s cash flow should the Company choose to pay this interest in cash in lieu of paying in-kind.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(e), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, we identified a material weakness in our internal control over financial reporting with respect to accounting for derivatives. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 with respect to accounting for derivatives, and this condition continued as of June 30, 2008.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the six months and three months ended June 30, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our financial statements for the six months and three months ended June 30, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

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
•
Re-designingthe process surrounding the utilization of the third party expert based on what we learn in the re-evaluation of the processes discussed immediately above in order to provide reasonable assurance that a material error cannot go undetected by the Company.

We believe these remediation efforts will contribute towards an effective internal control environment for financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the Company’s inception, it incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of approximately $77.7 million as of June 30, 2008. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

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

At June 30, 2008, the Company has approximately $391,000 in cash and cash equivalents; and $60,000 in restricted cash.

In the six month period ended June 30, 2008 and year ended December 31, 2007, the Company issued unsecured demand notes to investors in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash; and another $160,000 of unsecured demand notes to principal officers. Along with the notes sold to investors, the Company also sold 1,400,000 warrants with an exercise price of $1.00 for a term of five (5) years. The Company incurred $42,000 in commission expense in connection with the sale of these demand notes.

On March 18, 2008, the Company began a Private Placement of debt in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of June 30, 2008, the Company has received gross proceeds of $1,050,800.

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

On March 18, 2008 the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The warrants are being issued at exercise prices ranging from $1.00 to $1.50 per share. Each warrant grants the right to purchase a total number of shares of Common Stock of the Company, such that the aggregate exercise price of the particular warrant equals 100% to 150% of the amount invested under the note issued to that particular investor. The warrants are immediately vested and may be exercised for three to five years. As of June 30, 2008, the Company has issued twelve immediately vested warrants to purchase 1,178,300 shares at an exercise price of $1.00 for exercisable for three to five years depending on the warrant. If the Private Placement reaches the full amount sought to be raised, it is possible the Company may issue warrants to purchase up to 22,500,000 shares of the Company’s Common Stock over the next five years. The Company’s stock price is subject to severe volatility. Accordingly, the exercise of the warrants could result in substantial dilution to the existing shareholders.

The Company’s Chairman, President and CEO is a guarantor of its obligation under the Company’s senior secured notes and warrants and private placement of notes and warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from IPO:

As of June 30, 2008
(In thousands)
Use of proceeds from IPO in pre-clinical and clinical trials	$5,460
Use of proceeds from IPO in general and administrative activities	10,141
Interest on senior secured notes	92
Total	$15,693

Use of Proceeds from Private Placement:

As of June 30, 2008
(In Thousands)
Use of proceeds from Promethean notes in pre-clinical and clinical trials	$4,739
Use of proceeds from Promethean notes in general and administrative activities	11,651
Interest on senior secured notes	2,207
Total	$18,597

Use of Proceeds from Private Placement under Reg S:

As of June 30, 2008
(In thousands)
Use of proceeds in pre-clinical and clinical trials	$1,138
Use of proceeds in general and administrative activities	3,073
Interest on senior secured notes	331
Total	$4,542

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 19, 2008. A Definitive Notice and Proxy Statement was filed with the Securities and Exchange Commission on May 5, 2008 and sent to all stockholders of record as of March 31, 2008, there being 153,829,299 shares issued and outstanding and entitled to be voted at the meeting. There were two proposals on the ballot that were passed by the stockholders: 1) Re-election of the members of the Company’s Board of Directors; and 2) Ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.  The results were as follows:

There were present in person or by proxy at said meeting 108,736,813 stockholder shares having voting rights, representing 71.5% of the total number of shares with voting rights outstanding and entitled to be voted at the meeting, representing a quorum.

1) Election of Directors:

Directors	For	Against	Abstain
Daniel C. Montano	97,574,193	0	11,162,620
Grant Gordon	97,906,543	0	10,830,270
John W. Jacobs	108,447,897	0	288,916
Mickael A. Flaa	107,591,380	0	1,145,433
Thomas Stegmann	108,604,815	0	131,998
Thomas L. Ingram	107,611,890	0	1,124,923
Robert Levin	107,590,027	0	1,146,786
Gary Abromovitz	108,164,627	0	572,186
Joong Ki Baik	107,416,880	0	1,319,933
Frederic Chanson	103,836,224	0	4,900,589

2) Ratification of Appointment of Singer Lewak Greenbaum & Goldstein LLP:

For	Against	Abstain
105,438,187	241,422	3,057,184

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

10.39
FirmInvest, AG warrant dated October 12, 2007 to purchase 3,700,000 shares of CardioVascular BioTherapeutics, Inc. Common Stock (incorporated by reference to Exhibit 10.39 on Form 10-Q 3 rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).

10.40	Form of Subscription Agreement for Reg S Offering (incorporated by reference to Exhibit 10.40 on Form 10-Q 3 rd Quarter, 2007 filed with the Securities and Exchange Commission on November 29, 2007).

10.41	Termination of Lease Agreement, dated March 14, 2008 (incorporated by reference to Exhibit 10.01 to the form 8-K filed on March 24, 2008).

Exhibit No.	Description

10.42	Addendum to Letter Agreement with GHL Financial Services Ltd., Inc., dated January 17, 2008.

10.43	Addendum II to Letter Agreement with GHL Financial Services Ltd., Inc., dated March 1, 2008.

10.44	Derma Life Development Agreement, dated June 3, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2008).

10.45	Derma Life Technology Agreement, dated June 3, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 16, 2008).

10.46	Derma Life Sponsor Agreement, dated May 28, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 16, 2008).

10.47	ProDerm Development Agreement, dated July 8, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2008).

10.48	ProDerm Technology Agreement, dated July 8, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2008).

10.49	ProDerm Sponsor Agreement, dated April 22, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 18, 2008).

10.50	Cardio Derma Development Agreement, dated July 10, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 18, 2008).

10.51	Cardio Derma Technology Agreement, dated July 10, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on July 18, 2008).

24	Power of Attorney (included on signature page of this registration statement)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

99.1	Governance Policies (incorporated by reference from Exhibit 99.1 to 2004 S-1)

99.5	Compensation Committee Charter (incorporated by reference from Exhibit 99.5 to 2004 S-1)

99.6	Nominating and Corporate Governance Committee Charter (incorporated by reference from Exhibit 99.6 to 2004 S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

August 19, 2008	By:	/s/ Mickael A. Flaa
Mickael A. Flaa Chief Financial Officer and Treasurer