Form 10-Q
period 2008-09-30
CardioVascular BioTherapeutics, Inc.
filed 2008-11-19
CIK 1303497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 10, 2008, there were 154,696,907 shares of the Registrant’s common stock outstanding.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

INDEX

Page
Part I. Financial Information	1
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008 (Unaudited)	1
Consolidated Statements of Operations for the Nine Month and Three Month Periods Ended September 30, 2007 and 2008 and for the Period From March 11, 1998 (inception) to September 30, 2008 (Unaudited)	2
Consolidated Statements of Stockholders’ Deficit for the Period From December 31, 2006 to September 30, 2008 (Unaudited)	3
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2007 and 2008 and for the Period From March 11, 1998 (inception) to September 30, 2008 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	56
Item 4. Controls and Procedures	56

Part II. Other Information	58
Item 1. Legal Proceedings	58
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 2b. Unresolved Staff Comments	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Submission of Matters to a Vote of Security Holders	63
Item 5. Other Information
Item 6. Exhibits	64
Signatures	65
Ex-31.1
Ex-31.2
Ex-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and September 30, 2008 (Unaudited)

	December 31, 2007	September 30, 2008
	(In thousands except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$310	$17
Restricted cash	60	60
Due from an affiliate	139	15
Prepaid and other current assets	543	27
Total current assets	1,052	119
Property and equipment, net of accumulated depreciation ($448 and $648, as of December 31, 2007 and September 30, 2008)	662	412
Deferred financing costs, net of amortization ($1,503 and $1,533 as of December 31, 2007 and September 30, 2008)	50	20
Other assets	81	23
Total Assets	$1,845	$574
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued interest payable	$129	$218
Due to affiliates	24	107
Accounts payable (including $120 and $1,013 due to officers, directors and related parties as of December 31, 2007 and September 30, 2008)	3,625	5,216
Demand notes, net of debt discount of $432 and $0 as of December 31, 2007 and September 30, 2008	1,068	1,615
Demand notes from officers	160	60
Accrued payroll and payroll taxes (including $238 and $474 due to related parties at December 31, 2007 and September 30, 2008)	519	1,243
Convertible notes payable and embedded derivatives	4,205	1,827
Warrants derivatives - other	4,118	1,461
Option derivatives - other	867	233
Deferred rent	215	66
Total current liabilities	14,930	12,046
Long term notes, net of debt discount of $0 and $557 as of December 31, 2007 and September 30, 2008	—	704
Total Liabilities	14,930	12,750
Non-controlling interest in variable interest entities	—	1,836
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value, 400,000,000 shares authorized; 149,920,335 and 153,445,055 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively.	150	153
Additional paid in capital	57,499	61,252
Deficit accumulated during the development stage	(70,734)	(75,417)
Total stockholders’ deficit	(13,085)	(14,012)
Total Liabilities and Stockholders' Deficit	$1,845	$574

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Nine Month and Three Month Periods Ended September 30, 2007 and 2008 and
March 11, 1998 (Inception) to September 30, 2008

	For the Nine Month Period Ended September 30,		For the Three Month Period Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30,
	2007	2008	2007	2008	2008
	(In thousands)
Operating expenses
Research and development (a)	$4,743	$3,223	$1,411	$969	$26,027
Selling, general and administrative (b)	9,524	4,463	1,356	1,057	45,270
Total operating expenses	14,267	7,686	2,767	2,026	71,297
Operating loss	(14,267)	(7,686)	(2,767)	(2,026)	(71,297)
Other income (expenses)
Interest income	140	—	13	—	1,196
Interest expense	(7,658)	(2,173)	(1,467)	(535)	(21,825)
Other expenses	—	—	—	—	(5)
Adjustments to fair value of derivatives	(5,365)	579	4,719	1,423	744
Adjustments to fair value of derivatives - other option & warrant derivative	1,954	4,485	554	3,400	15,673
Gain on lease termination	—	112	—	—	112
Equity in loss of unconsolidated investee	—	—	—	—	(15)
Net other expenses	(10,929)	3,003	3,819	4,288	(4,120)
Net income (loss) before provision for income taxes	(25,196)	(4,683)	1,052	2,262	(75,417)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(25,196)	$(4,683)	$1,052	$2,262	$(75,417)
Income (loss) per share
Basic income (loss) per share	$(0.19)	$(0.03)	$0.01	$0.01
Diluted income (loss) per share	$(0.19)	$(0.03)	$0.01	$0.01
Shares used to calculate earnings (loss) per share
Basic	131,767,297	136,327,773	136,707,336	152,988,218
Diluted	131,767,297	136,327,773	142,633,845	155,588,690
(a) Research and development with related parties	$1,216	$797	$289	$121	$6,304
(b) General and administrative with related parties	$29	$8	$3	$1	$1,205

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
For the Period from December 31, 2006 to September 30, 2008

		Preferred Stock Series A, Convertible		Common Stock		Committed	Addt’l Paid-In	Accum.
	Date	Shares	Amt	Shares	Amt	Stock	Capital	Deficit	Total
	(In thousands Except Price per Equity Unit Data)
Balance, December 31, 2006		—	$—	125,458	$125	$—	$31,713	$(34,728)	$(2,890)
Exercise of options	(1)	—	—	440	1	—	131	—	132
Issuance of stock for services as independent directors	(7)	—	—	48	—	—	48	—	48
Option and Warrant Derivatives	(3)	—	—	—	—	—	(279)	—	(279)
Conversion of convertible notes	(4)	—	—	19,151	19	—	14,203	—	14,222
Reclassification of conversion and interest conversion derivative on note conversion	(6)	—	—	—	—	—	6,455	—	6,455
Reclassification of interest conversion derivative on actual interest paid	(5)	—	—	—	—	—	585	—	585
Sale of common shares	(8)	—	—	3,650	4	—	3,256	—	3,260
Stock based compensation	(2)	—	—	—	—	—	574	—	574
Issuance of common stock for interest payments	(9)	—	—	973	1	—	607	—	608
Issuance of warrant for cash	(10)	—	—	—	—	—	6	—	6
Issuance of common shares for services	(11)	—	—	200	—	—	200	—	200
Net loss (unaudited)		—	—	—	—	—	—	(36,006)	(36,006)
Balance, December 31, 2007		—	$—	149,920	$150	$—	$57,499	$(70,734)	$(13,085)
Issuance of common stock for:
exercise of options	(1)	—	—	130	—	—	39	—	39
conversion of convertible notes	(4)	—	—	2,186	2	—	1,598	—	1,600
Stock based compensation	(2)	—	—	—	—	—	216	—	216
Option and Warrant Derivative	(3)	—	—	—	—	—	40	—	40
Reclassification of conversion and interest conversion derivative on note conversion	(6)	—	—	—	—	—	833	—	833
Sale of common shares	(8)	—	—	825	1	—	742	—	743
Issuance of common stock for interest payments	(9)	—	—	384	—	—	285	—	285
Net loss (unaudited)		—	—	—	—	—	—	(4,683)	(4,683)
Balance, September 30, 2008		—	$—	153,445	$153	$—	$61,252	$(75,417)	$(14,012)

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited) - continued
For the Period from September 30, 2007 to September 30, 2008

(1)	Multiple employee option exercises (exercise price range $0.30-$2.00).

(2)	Stock options and warrants issued for services.

(3)	Reclassification of option and warrant derivatives from equity to liability in accordance with EITF 00-19.

(4)
Conversion of senior secured convertible notes and interest related to those notes at various prices. During the year ended December 31, 2007 and the nine month period ended September 30, 2008, in addition to the period from March 11, 1998 (inception) to September 30, 2008, $14,222,486, $1,600,000, and $17,720,000 of senior secured convertible notes payable were converted into 19,150,903, 2,185,979 and 22,324,101 shares of uncommitted common stock, respectively. During the year ended December 31, 2007 and the nine month period ended September 30, 2008, $607,811 and $284,634 of interest on senior secured convertible notes were paid with common stock.

(5)	Reclassification of interest conversion derivative from liability to equity on interest paid in cash.

(6)
Reclassification of adjustment to embedded derivatives, conversion and interest conversion feature, from liability to equity for conversion of notes and interest related to those notes to common stock.

(7)	Issuance of stock for services as independent directors.

(8)	Sale of common stock at $1.00 each.

(9)	Issuance of common stock for interest payments on senior secured notes.

(10)	Issuance of warrants for cash.

(11)	Issuance of shares to a vendor as per contract terms in lieu of cash for services rendered.

 The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Period Ended September 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to September 30, 2008 — (Unaudited)

	Nine Month Period Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30,
	2007	2008	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(25,196)	$(4,683)	$(75,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	210	664
Gain on lease termination	—	40	40
Termination of financing cost(1)	466	—	466
Amortization of beneficial conversion feature	—	—	2,050
Amortization of deferred financing costs	915	30	3,498
Interest paid in common stock	327	285	926
Issue of stock options in kind	—	—	200
Stock based compensation and other stock based payments	162	216	3,363
Stock issued for services rendered	48	—	48
Warrants issued for services rendered	401	—	4,547
Amortization of discount related to warrants derivatives	596	596	2,008
Amortization of discount related to conversion feature	2,758	88	4,510
Amortization of discount related to interest on conversion feature	2,190	70	3,581
Amortization of discount related to demand notes	—	989	1,064
Adjustments to fair value of derivatives	5,365	(579)	(744)
Adjustments to fair value of derivatives - options and warrant derivatives	(1,954)	(4,485)	(15,673)
Equity in loss of unconsolidated investee	—	—	15
(Increase) decrease in:
Due from affiliate	16	124	(15)
Prepaid and other current assets	524	516	(27)
Other assets(1)	—	58	(38)
Increase (decrease) in:
Due to affiliate	17	83	107
Accounts payable(1)	1,666	1,591	5,216
Accrued payroll and payroll taxes	23	724	1,243
Accrued interest	(300)	89	218
Deferred rent(1)	24	(149)	66
Net cash used in operating activities (a)	$(11,739)	$(4,187)	$(58,084)

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the Nine Month Period Ended September 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to September 30, 2008 — (Unaudited)

	Nine Month Period Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30,
	2007	2008	2008
Cash flows from investing activities:	(Dollars in thousands)
Purchase of restricted cash	$112	$—	$(60)
Purchase of property and equipment	(60)	—	(1,116)
Net cash used in investing activities (b)	52	—	(1,176)
Cash flows from financing activities:
Proceeds from sale of preferred stock - Pre IPO	—	—	520
Proceeds from sale of common stock - Pre IPO	—	—	3,904
Proceeds from issuance of notes payables - Pre IPO	—	—	14,092
Proceeds from notes payable issued under Reg D - Pre IPO	—	—	800
Payment of financing cost - private placements - Pre IPO	(180)	—	(4,199)
Proceeds from sale of common stock - IPO	—	—	15,548
Proceeds from notes payable issued under Reg D - Post IPO	—	—	20,000
Net proceeds from sale of common shares under Reg S	3,474	743	4,393
Financing cost for Reg S paid in cash	—	—	(176)
Proceeds from the issuance of warrants	—	—	6
Proceeds from exercise of options and warrants	132	39	483
Proceeds from issuance of demand notes	—	300	2,185
Payment of demand notes	—	(285)	(510)
Proceeds from issuance of long term notes payable	—	1,261	1,261
Cash paid for deferred offering costs	—	—	(866)
Non-controlling interest in variable interest entities	—	1,836	1,836
Net cash provided by financing activities (c)	3,426	3,894	59,277
Increase (decrease) in cash and cash equivalents	(8,261)	(293)	17
Cash and cash equivalents at beginning of period	8,503	310	—
Cash and cash equivalents at end of period	$242	$17	$17
Supplemental disclosure of cash flow information
Interest paid	$1,185	$25	$3,878
California Franchise Tax paid	$—	$1	$7

(a)	Including amount with related parties of $2,162,143, $1,683,145 and $17,899,413, respectively.
(b)	Including amount with related parties of $0, $0 and $0, respectively.
(c)	Including amount with related parties of $62,421, $333,302 and $(3,652,850), respectively.

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the Nine Month Period Ended September 30, 2007 and 2008

Supplemental Disclosure of Non-Cash Financing Activities

(1)
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

(2)	In 2008, the amount of converted notes was valued using the Black-Scholes Model resulting in $841,686 of the embedded derivatives being reclassified from liability to paid in capital.

(3)	In December 2007, 200,000 shares of common stock at $1.00 per share were issued to a vendor as per the agreement for consulting fees.

(4)	In February 2007, 48,000 shares were issued to the independent directors for their services.

(5)
In 2007, the Company paid the interest on the convertible note in cash. The cash payment was valued using the Black-Scholes Model, resulting in a reclassification of $531,923 from liability to paid-in-capital.

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Formerly CARDIOVASCULAR GENETIC ENGINEERING, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the Nine Month Period Ended September 30, 2007 and 2008, and For
The Period from March 11, 1998 (Inception) to September 30, 2008 — (Unaudited)

Supplemental Disclosure of Non-Cash Financing Activities	Nine Month Period Ended		For the Period from March 11, 1998 to
	September 30, 2007	September 30, 2008	September 30, 2008
	(In thousands)
• Amount of senior secured convertible notes payable converted to uncommitted common stock	$10,598	$1,600	$17,752
• Senior secured convertible notes payable converted to uncommitted common stock -See line 1	11,835	2,186	22,622
• Amount of senior secured convertible notes payable converted to committed common stock	211	—	—
• Senior secured convertible notes payable converted to committed common stock- See line 3	389	—	—
• Interest on senior secured notes paid in common stock	—	285	925
• Fair Market Value of warrants issued in connection with demand notes	$—	$411	$411

The accompanying notes are an integral part of these consolidated financial statements

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 1. Description of Business

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.) (“Cardio”, the “Company”, “we”, “our” or “us”) is a development stage biopharmaceutical company focused on developing and marketing protein drug candidates that are designed to be used in the treatment of cardiovascular disease. The Company was incorporated in Delaware on March 11, 1998 (“Inception”) as CardioVascular Genetic Engineering, Inc. Since inception, the Company has been engaged in research and development activities associated with bringing its products to market.

During the nine month period ended September 30, 2008 and as further discussed in footnote 5, the Company entered into three development agreements for research and development funded by three other entities. These arrangements are being accounted for in accordance with FAS 68 Research and Development Arrangements (as amended). The Company identified the partnerships as possible Variable Interest Entities (“VIE”) and evaluated the accounting treatment pursuant to FIN 46 (R) Consolidation of Variable Interest Entities and concluded that the Company was the primary beneficiary of the VIE’s. Accordingly, the VIE’s should be consolidated with the accounts of the Company for purposes of presentation in accordance with Generally Accepted Accounting Principles in the United States of America.  Accordingly, the accompanying consolidated financial statements include the Company and the VIE’s. The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities; at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions have been eliminated in consolidation.

The information contained in this report is unaudited. The Company believes it reflects all adjustments necessary to establish the financial position and results of operations for the interim periods, in addition to providing a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals (GAAP) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These consolidated financial statements should be read along with the financial statements and notes that go along with our audited financial statements; as well as other financial information for the fiscal year ended December 31, 2007 as presented in our Annual Report on Form 10-K filed with the SEC on May 6, 2008. Financial presentations for prior periods have been reclassified to conform to current period presentations. The consolidated results of operations for the nine month ended September 30, 2008 and cash flows for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.

Note 2. Management’s Plan

The Company requires additional capital in order to continue its operations at the planned level. Here is selected information as of December 31, 2007 and September 30, 2008:
	As of
	December 31, 2007	September 30, 2008
	(In thousands)
Cash and cash equivalent	310	17
Restricted cash	60	60
Current liabilities	5,740	8,525
Stockholders’ deficit	(13,085)	(14,012)
Net Loss	(36,006)	(4,683)

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 2. Management’s Plan - continued

  Historically, the Company has obtained external financing through public offerings, private placements of equity and private placements of convertible debt.

The Company's plans and actions to address funds required for operations, demand notes and long-term liquidity as follows:

•
On June 3, 2008 the Company entered into a clinical development agreement with Derma Life Clinical Partners LP (“Derma Life”) to fund a minimum of $1 million and up to $3 million of the clinical development for the Company’s wound healing drug candidate. (See footnote #5 for more detail.)

•
On July 8, 2008 the Company entered into a clinical development agreement with ProDerm Limited Partnership (“PDLP”) to fund a minimum of $1 million and up to $10 million of the clinical development for the Company’s wound healing drug candidate. (See footnote #5 for more detail.)

•
On July 10, 2008 the Company entered into an agreement with Cardio Derma Clinical Partners (“CDCP”), to fund a minimum of $1,000,000 and up to $5,000,000 of the clinical development of the Company’s wound healing drug candidate. The Company is exploring other similar opportunities for development agreements as well as partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

•
On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes. During the nine month period ended September 30, 2008 the Company sold $1,260,800 of long term notes that have an 18 month term (one note for $80,000 has a 5 year term). The notes are unsecured. These notes were issued with 1,178,300 warrants which have a five year term and an exercise price of $1.00. These notes have an interest rate of 10% and 20%. Commissions earned by GHL, a related party, for the sale of these notes were $105,000.

•	In late 2007 and the first quarter of 2008, the Company placed $2,370,000 in demand notes of which $1,600,000 was outstanding at September 30, 2008. These notes have an interest rate of 10%.

•
On May 21, 2007, the Company entered into an agreement to place 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company had issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. The Company extended this agreement to January 31, 2008. The Company has received an additional $825,000 for 825,000 shares of common stock during the nine month period ended September 30, 2008. This agreement expired and the offering is terminated.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 2. Management’s Plan - continued

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

Note 3. Transactions and Contractual Relationships with Affiliated Entities

Joint Patent Agreement

Phage Biotechnology Corporation ("Phage") is a developer of recombinant protein pharmaceuticals. The Company owns 4.3% and several Company officers and directors own an additional 31.7% of Phage.

Phage has provided the Company with administrative support in Phage’s research facility and billed the Company for Phage’s actual costs incurred plus the Company’s pro-rata share (which is based on costs incurred for the Company as compared to total Phage overhead costs) of Phage’s overhead costs.

The Company paid Phage for technical development services and for manufacture of its drug candidates for clinical trials and administrative services as follows:
	Nine Month Period Ended September 30,		For the Period from March 11, 1998 Inception) to September 30,
	2007	2008	2008
	(In thousands)
Technical development services	$1,217	797	6,304
Administrative support provided by Phage	$29	8	1,205

Royalty Agreement

The Company has entered into an agreement with Dr. Thomas J. Stegmann, one of the Company’s directors whereby the Company will pay Dr. Stegmann a royalty of one percent of the Company’s cash receipts (as defined) from commercial sales of the Company’s drugs in exchange for rights granted to the Company to utilize the results of Dr. Stegmann’s German clinical trials. This agreement terminates ten (10) years after payment from cash receipts from the sale of approved drug candidates commence or when $100,000,000 is paid to Dr. Stegmann, whichever comes first. The Company has made no payments to Dr. Stegmann under this agreement.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities - (continued)

The President of GHL is Grant Gordon, a director on the Company’s Board of Directors since February 2005 and the son-in-law since 2007 of Daniel C. Montano, the Chairman of the Board of Directors, President and Chief Executive Officer. Pursuant to the Engagement Agreement between the Company and GHL, GHL earned a commission of $82,500 (10% of the aggregate purchase price of the common stock sold to the investor and the subscribers) in connection with the Private Placement of common stock in 2008.

In addition GHL earned $12,000 in connection with the sale of demand notes in 2007 and $126,800 in connection with the sale of the long term notes in the nine month period ended September 30, 2008.

Guaranty from Daniel C. Montano

On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 placing promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of September 30, 2008, the Company has received gross proceeds of $1,260,800 for which Daniel C. Montano has guaranteed repayment pursuant to the terms of these notes.

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

Related Party Transactions
	Nine Month Period Ended September 30,		For the Period from March 11, 1998 (Inception) to September 30,
Fees Paid to:	2007	2008	2008
	(In thousands)
Daniel C. Montano (Chairman of the Board, President and Chief Executive Office) (a)	$—	$—	$200
Daniel C. Montano (Chairman of the Board, President and Chief Executive Office) (b)	363	371	2,670
Vizier Management Company (c)	—	—	116
GHL Financial Services Ltd. (“GHL”) (d)	133	223	2,613
Dr. Thomas Stegmann M.D. (the Company’s Co-founder) (f)	360	335	2,325
C.K. Capital International and C&K Capital Corporation (e)	—	—	1,763
Dr. Wolfgang Premier (Company Founder)	60	30	392
Total	$916	$959	$10,079

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 3. Transactions and Contractual Relationships with Affiliated Entities - (continued)

a)	Consulting fees prior to becoming an employee of the Company.

b)	Employment Services.

c)	Vizier Management Company is controlled by Daniel C. Montano. The Company paid Vizier for consulting prior to his becoming an employee of the Company.

d)	A director owning 4.12% of the Company’s common stock and is a principal of an investment firm that has sold various Company securities to international investors.

e)	C.K. Capital International and C&K Capital Corporation are controlled by Alex Montano, son of Daniel C. Montano.

f)	Dr. Thomas Stegmann, pursuant to his consulting agreement with the Company.

Note 4. Summary of Significant Accounting Policies Adopted in 2008

Research and Development Costs Funded by Other Entities

Research and development costs funded by other entities are charged to cost of sales as incurred. There were no costs associated with research and development funded by other entities from inception through June 30, 2008. During the quarter ended September 30, 2008 the Company entered into three development agreements for research and development funded by three other entities.  These arrangements are being accounted for in accordance with FAS 68 Research and Development Arrangements (as amended). The transactions are accounted for as a contract to perform research and development for others.  The funded amount of the development contracts will be allocated between the fair value of the warrants issued in conjunction with the development agreement and the remaining amount which will be accounted for as a deferred charge, deferred revenue. Deferred revenue will be recognized as revenue as research and development costs are incurred.  Research and development costs incurred for this project will be accounted for as R&D, as incurred. The deferred revenue has been eliminated in consolidation against the deferred expense for development agreements.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the period ended December 31, 2007, since their effect would have been anti-dilutive, however, they were included for the nine month period September 30, 2008:

	As of
	September 30, 2007	September 30, 2008
	(Shares in thousands)
Stock options	1,023	—
Warrants	—	—
Convertible notes payable	4,903	2,600

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 4. Summary of Significant Accounting Policies Adopted in 2008  - (continued)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those years beginning after December 15, 2008. As the Company is not involved in financial guarantee insurance (and reinsurance) contracts, the Company does not expect SFAS 163 to have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU

Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures.

In December 2007, the FASB issued SFAS No 160, “Non-controlling Interests in Consolidated Financial Statements; an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The effect of adopting SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.  Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses.

Valuation of Derivative Instruments

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 5. Research and Development Costs Funded by Other Entities/Variable Interest Entities

During 2008, the Company entered into three development agreements for research and development funded by three other entities.

In each of these agreements, the partnership payments to the Company are not refundable for services rendered.   The risk of loss associated with each of these agreements rests wholly with the partnerships.  The Company has no obligation to repay any amount of the funded development costs.  If the outcome of the research and development under these agreements results in sales or any other form of income from the exploitation of the intellectual property developed, the Company is obligated to make royalty payments as discussed in the following paragraphs. The Company is accounting for these agreements in accordance with FAS 68 Research and Development Arrangements (as amended).  As such, the funded amount of the development contracts will be accounted for as deferred charge, deferred revenue. The deferred revenue will be recognized as revenue as research and development costs are incurred.  Research and development costs incurred for this project will be accounted for as cost of sales, as incurred.  Mr. Daniel C. Montano, the Company’s Chairman, CEO and President, has agreed to personally provide the individual limited partners of the partnerships a "Put" to Mr. Montano commencing 36 months and ending 60 months after their investment, in an amount equal to 200% of their investment, less distributions paid from the partnership. Accordingly, all three partnerships are included in the accompanying consolidated financial statements.

As of September 30, 2008, the Company had received $1,800,000 from the partnerships for funding of the Development Agreements.  The Company has no equity or other interest in the partnerships. The Company identified the partnerships as VIE’s and concluded that due to the “Puts” by the limited partners in the partnerships to Mr. Montano, the Company’s Chairman and CEO, that the Company is the primary beneficiary of the VIE’s. FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company consolidated the partnerships as VIE’s, regardless of the Company not having an equity interest in the partnerships and the partnerships creditors having no recourse against the Company.  The VIE’s had no material operating costs as of September 30, 2008.  Included in the Company’s consolidated balance sheet as of September 30, 2008 were the following net assets of the VIE’s:

Deferred Expense for Development Agreements	$1,800,000
Net Assets	$1,800,000

On June 3, 2008, the Company entered into Development and Technology Agreements with Derma Life Clinical Partners LP to fund a minimum of $1 million and up to $3 million of the clinical development for the Company’s wound healing drug candidate. Through the development agreement, Derma Life will contract with the Company to advance the wound healing clinical trial. If the development results in the creation of economic value, the Company will pay a royalty to Derma Life of 10% of revenues or other moneys received from the commercialization or other exploitation of the drug candidate up to a maximum of ten times the funded amount of the development agreement. Additionally, the Company has agreed to grant to the partnership a five year warrant to purchase 500,000 shares of the Company’s common stock with an exercise price of $1.00 per share for the minimum funding of $1,000,000 and additional warrants to purchase 50,000 shares for each additional $100,000 funded in the development agreement. Daniel C. Montano has agreed to personally provide the individual partners of Derma Life a "Put" to Mr. Montano equal to 200% of their investment in Derma Life, less distributions paid from Derma Life commencing 36 months and ending 60 months after their investment. As of September 30, 2008, Derma Life Clinical Partners LP has funded $850,000 toward the development agreement, which is included in non-controlling interest in variable interest entities in the accompanying consolidated balance sheet and the Company has issued warrants for 350,000 shares.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 5. Research and Development Costs Funded by Other Entities/Variable Interest Entities - continued

On July 10, 2008, the Company entered a development and technology agreement with Cardio Derma Clinical Partners LP to fund a minimum of $1 million and up to $5 million of the clinical development for the Company's wound healing drug candidate. Through the development agreement, Cardio Derma Clinical Partners will contract with the Company to advance the wound healing clinical trial. If the development results in the creation of economic value, the Company will pay a royalty to Cardio Derma Clinical Partners of 10% of revenues or other moneys received from the commercialization or other exploitation of the drug candidate up to a maximum of ten times the funded amount of the development agreement. Additionally, the Company has agreed to grant to the partnership a five year warrant to purchase 500,000 shares of the Company’s common stock with an exercise price of $1.00 per share for the minimum funding of $1,000,000 and additional warrants to purchase 50,000 shares for each additional $100,000 funded in the development agreement. Daniel C. Montano has agreed to personally provide the individual partners of Cardio Derma Clinical Partners a "Put" to Mr. Montano equal to 200% of their investment in Cardio Derma Clinical Partners, LP, less distribution paid from Cardio Derma Clinical Partners commencing 36 months and ending 60 months after their investment. As of September 30, 2008, Cardio Derma Clinical Partners LP has funded $750,000 toward the development and technology agreements, which is included in non-controlling interest in variable interest entities in the consolidated balance sheet. Additionally, as of September 30, 2008 no warrants have been issued to this partnership by the Company.

On July 8, 2008, the Company entered into technology and development agreements with ProDerm Limited Partnership to fund a minimum of $1 million and up to $10 million of the clinical development for the Company's wound healing drug candidate. Through the development agreement, ProDerm Limited Partnership will contract with the Company to advance the wound healing clinical trial. If the development results in the creation of economic value, the Company will pay a royalty to Cardio Derma Clinical Partners of 10% of revenues or other moneys received from the commercialization or other exploitation of the drug candidate up to a maximum of twenty times the funded amount of the development agreement. Daniel C. Montano has agreed to personally provide the individual partners of ProDerm Limited Partnership a "Put" to Mr. Montano equal to 200% of their investment in ProDerm Limited Partnership, less distribution paid from ProDerm Limited Partnership commencing 36 months and ending 60 months after their investment. As of September 30, 2008, ProDerm Limited Partnership has funded $200,000 toward the development agreement, which is included in non-controlling interest in variable interest entities in the consolidated balance sheet.

Variable Interest Entities—Company Is the Primary Beneficiary

Financial Accounting Standards Board Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities, requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company receives funding from other entities to continue its research development and clinical trials. The Company believes it is the primary beneficiary in these variable interest entities. Under FIN-46R, these entities are to be consolidated with the Company in its financial statements.

The investment by these entities is shown as “Non-controlling interest in variable interest entities” for $1,835,500 on our consolidated balance sheet. The impact on the Company’s consolidated statement of operations is the reclassification of an expense for “Other compensation - R&D” to “Warrant derivative” in relation to a warrant issued to one of the entities for $157,000; contemporaneously there was a reclassification in “Other income - for Fair Value of derivatives” and the “Fair value of Warrant Derivatives” of $112,000. The Company also included an additional $6,000 of General and Administrative expenses of these entities.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 6. Notes Payable

In the nine month period ended September 30, 2008, the Company placed an additional $870,000 of demand notes, which includes $700,000 of notes issued in 2007 which were rolled over in 2008. The Company issued unsecured demand notes to investors during the year ended December 31, 2007 in exchange for gross proceeds of $1,575,000 and net proceeds of $1,533,000 in cash. Some of these notes were issued with warrants which have a five year term and an exercise price of $1.00. These demand notes have various interest rates ranging from 10% to 16%. At September 30, 2008, $125,447 of interest was accrued for these notes. These notes are due upon demand and not due until demand is made. Commissions earned for the placement of these notes was $42,000, of which $12,000 was earned by a related party.

Demand Notes	Demand Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Demand Notes	Demand Notes Outstanding as of December 31, 2007	Demand Notes Outstanding as of September 30, 2008
Note issued without warrants in 2007	175,000	—	7,000	10 - 81%	75,000	$100,000	$100,000
Note issued without warrants in 2008	70,000	—	—	29%	70,000	—	—
Notes issued with warrants in 2007	1,400,000	1,400,000	35,000	10 - 16%	700,000	1,400,000	700,000
Notes issued with warrants in 2008	800,000	500,000	—	10 - 16%	—	—	800,000
Note issued to vendor in 2008	30,416	—	—	10%	15,000	—	15,416
Total	2,475,416	1,900,000	42,000		860,000	$1,500,000	$1,615,416
Accrued interest						$57,315	$126,222

The Company issued unsecured demand notes to principal officers during the year ended December 2007. At September 30, 2008, there were $60,000 of notes issued to principal officers which have no stated maturity and have an interest at a rate of 6% per annum. The interest accrued on these notes to the principal officers is $9,479.

Officer Notes	Demand Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Demand Notes	Demand Notes Outstanding as of December 31, 2007	Demand Notes Outstanding as of September 30, 2008
Notes due to Officers	$310,000	—	—	6%	$250,000	$160,000	$60,000
Accrued Interest						2,980	9,479

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 6. Notes Payable - continued

In the nine month period ended September 30, 2008 the Company placed $1,260,800 of long term notes that have an 18 month term. These notes were issued with 1,340,000 warrants which have a five year term and an exercise price of $1.00. These notes have an interest rate of 20%. Commissions earned for the sale of these notes was $126,800 for a related party.

Long Term Notes	Notes Issued	Warrants Issued	Fees Paid	Interest %	Repayment of the Notes	Long Term Notes Outstanding as of December 31, 2007	Long Term Notes Outstanding as of September 30, 2008
Long term notes	$1,260,800	1,340,800	126,800	10 - 20%	—	$—	$1,260,800
Accrued Interest						—	$49,193

 Debt Discount on Demand Notes Payable

The debt discount is for the fair value of the warrants issued with the demand and the long term notes.

The debt discount for the demand notes is being amortized on a straight line basis over the life of the notes estimated to be 42 to 91 days. At September 30, 2008, the debt discount associated with these warrants was fully amortized. For the nine month period ended September 30, 2008, the debt discount related to the demand notes of $756,698 was amortized to interest expense.

The debt discount for the long term notes is being amortized on a straight line basis over the life of the notes which is 18 months. At September 30, 2008, the debt discount associated with these warrants is $571,984. For the nine month period ended September 30, 2008, the debt discount related to the long term notes of $202,886 was amortized to interest expense.

Derivative information for the Demand Notes:

The warrants are for the purchase of 1,900,000 shares of the Company’s common stock at $1.00 per share. The warrants have a term of five years and are exercisable upon issue. The Company allocated the fair value of the warrants against the amount of the Notes. The fair value of the warrants at issuance was determined to be approximately $774,870 using the Black-Scholes Model and was recorded as an Other Derivative and a reduction of the carrying value of the notes. The discount on debt is being amortized to interest expense over the initial term of the notes. The Black-Scholes Model calculation incorporated the following assumptions in the table summarized at September 30, 2008:

Year	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value at Issuance	Exercise Price per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Initial Term Days
(In thousands)
2007	1,400	$507	1	5	3.28 - 3.99%	63.34 - 64.12%	42 - 91
2008	500	325	1	5	2.80 - 3.18%	96.16%	42 - 91
Total	1,900	$832

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 6. Notes Payable - continued

	December 31, 2007	September 30, 2008	For the Period from March 11, 1998 (Inception) to September 30, 2008
	(In thousands)
Amortization of debt discount on demand notes	$75	$757	$832

The fair value of the warrants associated with the notes upon their issuance on December 31, 2007 and again on September 30, 2008 was estimated using the Black-Scholes Model. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through September 30, 2008.

Change Period	Fair Valued at Issuance to December 31, 2007	Fair Valued from Issuance to September 30, 2008	Net Change in Fair Value for the Nine Month Period September 30, 2008
	(In thousands)
Total fair value of derivatives at respective periods	$658	$250	$(408)

The following table summarizes the assumptions used to measure the fair value of derivatives for the demand notes:

Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative:
At Issuance	—	63.34 - 64.12	3.28 - 3.99	4.85 - 5.00	$0.53 - 0.88
As of December 31, 2007	—	64.12	3.45	4.95	$0.88
As of March 31, 2008	—	96.16	2.46 - 3.18	4.60 - 4.75	$0.92
As of June 30, 2008	—	95.94	2.57 - 3.73	4.50 - 5.00	$0.63
As of September 30, 2008	—	99.99	2.52 - 3.51	2.94 - 4.75	$0.27

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 6. Notes Payable - continued

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

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at September 30, 2008.

Derivative information for the long term notes:

The warrants are for the purchase of 1,340,000 shares of the Company’s common stock at $1.00 per share. The warrants have a term of five years and are exercisable upon issue. The Company allocated the fair value of the warrants against the amount of the Notes. The fair value of the warrants on issuance was $774,870, which was determined using the Black-Scholes Model, was recorded as an Other Derivative and a reduction of the carrying value of the notes. The discount on debt is being amortized to interest expense over the initial term of the notes.

Year	Warrants Issued for Purchase of Common Stock	Estimated Fair Value at issuance	Exercise Price per Share ($)	Expected Life at Issuance (Years)	Risk Free Interest at Issuance %	Approximate Volatility at Issuance %	Initial Term Months	Amortization for the Nine Month Ended September 30, 2008
2008	1,340,800	$774,870	1	3 - 5	2.65- 3.57%	95.65 - 96.51%	18	$202,886

	December 31, 2007	September 30, 2008	For the Period from March 11, 1998 (Inception) to September 30, 2008
	(In thousands)
Amortization of debt discount on long term notes	$—	$203	$203

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 6. Notes Payable - continued

The fair value of the warrants associated with the notes upon their issuance, and again on September 30, 2008 was estimated using the Black-Scholes Model. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through September 30, 2008.

Long Term Notes	Fair Valued at Issuance to December 31, 2007	Fair Valued from Issuance to September 30, 2008	Net Change in Fair Value from issuance to September 30, 2008
	(In thousands)
Total fair value of derivatives at respective periods	$—	$411	$(364)

The following table summarizes the assumptions used to measure the fair value of derivatives:
Derivatives	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Warrant derivative:
At Issuance	—	95.65 - 96.51	2.65 - 3.57	5.00	$0.60 - 1.01
As of September 30, 2008	—	99.99	2.52 - 3.51	3.00	27

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

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at September 30, 2008.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 7. Convertible Notes Payable

Convertible Senior Secured Notes

As of September 30, 2008, the Company had $2,280,000 principal amount outstanding of convertible notes, which are convertible at the option of the holders into 2,280,000 shares of common stock based on the re-set Fixed Conversion Price of $1.00 per share. However, the notes are also convertible at 94% of the average of the preceding five days’ weighted average trading price, if the result is lower than $1 per share. Conversion of the senior secured notes into the Company’s common stock at other than the Fixed Conversion Price is limited to no more than the convertible note holders from rate share of 10% of the original $20,000,000 note balance per month. The notes mature in March 2009, and bear a resetting floating interest rate of three months LIBOR plus 7%. Substantially all of the Company’s assets secure the notes.

The following table summarizes convertible notes discounts and derivative values outstanding at September 30, 2008:

(In thousands)
Convertible notes at face value at March 20, 2006	$20,000
Notes converted into common stock	(17,720)
Convertible notes at face value at September 30, 2008	2,280
Discount on notes:
Embedded derivatives	(8,196)
Warrant derivatives	(2,383)
Net convertible notes on September 30, 2008	(8,299)
Amortization of discount from derivatives	10,099
Convertible notes at September 30, 2008	1,800
Embedded derivatives at fair value at September 30, 2008	20
Warrant derivatives at fair value at September 30, 2008	7
Net convertible notes, embedded derivatives and warrant derivatives at September 30, 2008	$1,827

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 7. Convertible Notes Payable - continued

In May 21, 2007, the convertible senior secured notes were fair valued according to the original terms of the agreement for the period starting April 1, 2007, through May 21, 2007. On May 21, 2007 the Convertible Notes were fair valued for the re-pricing. On June 30, 2007, the Senior Secured Notes were fair valued reflecting the re-pricing of the convertible notes. The following table explains these transactions and their subsequent net increase or decrease recorded through results of operations as income (loss) to adjustment to fair value of derivatives through September 30, 2008.

Fair Value	Fair Valued at September 30, 2007	Fair Valued at December 31, 2007	Fair Valued at September 30, 2008
Period	(In thousands)
Warrants	$132	$881	$7
Convertibility Feature	293	631	10
Interest Convertibility Feature	35	47	10
Total fair value of derivatives at respective periods	$460	$1,559	$27

Net Decrease (Increase) Recorded as Adjustment to Fair Value	For the Year Ended December 31, 2007	For the Period Ended September 30, 2008
	(In thousands)
Change between reporting periods	$(968)	$1,421
Reclass of derivatives from liability to equity due to actual interest paid	(586)	—
Reclass of derivatives from liability to equity due to conversion	(6,455)	(842)
Total	$(8,009)	$579

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 7. Convertible Notes Payable - continued

Conversion of Senior Secured Notes:

Period	Amount of Senior Secured Notes Converted	Converted to Number of Shares	Average Share Price	Interest Paid During the Period with Common Stock
Total - 2006	$1,897,514	987,219	$2.28	$33,028
Total - 2007	14,222,486	19,150,903	0.80	607,811
1st quarter - 2008	800,000	800,000	1.00	124,890
2nd quarter - 2008	600,000	801,354	0.75	96,170
3rd quarter - 2008	200,000	584,625	0.34	63,575
Total	$17,720,000	22,324,101		$925,474

The following table summarizes the assumptions used to measure the fair value of our derivatives related to the convertible note:

Derivative Assumptions	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (years)	CVBT Stock Price
As of December 31, 2007	—	45.35	3.34	1.25	$1.00
As of September 30, 2008	—	81.31	1.60	0.50	$0.27

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 7. Convertible Notes Payable - continued

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives		Balance as of December 31, 2007	YTD Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion		Balance as of September 30, 2008
			(In thousands)
Embedded derivatives	(A)	$677	$184	$—		$(841)	$20
Warrant derivative - convertible note	(B)	882	(763)	—	a)	(112)	7
Change in fair value	(C) = A+B)	1,559	(579)	—		(953)	27
Option derivative - non-employees		867	(585)	—		(49)	233
Warrant derivative - non-employees		4,118	(3,900)	1,565	a)	(322)	1,461
Change in fair value	(D)	4,985	(4,485)	1,565		(371)	1,694
Total warrant and options derivative non-employees	E = (C+D)	6,544	(5,064)	1,565		(1,324)	1,721

a)	Consists of an adjustment to the discount for warrants issued with long term debt and an elimination in consolidating the clinical partnerships (see footnote #5).

The primary components of the “Change in Fair Value of Derivatives” calculations are the changes in the Company’s stock price during the reported period as well as assumptions regarding a number of complex and subjective variables used in the Black-Scholes Model. If the Company’s stock price decreases sufficiently, the Company may show “Other Income” conversely, if it increases the Company may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies for calculations over 3 years in duration and the Company's for calculations less than 3 years of duration used in the Black-Scholes Model increases sufficiently, the Company may show “Other Income.” Conversely, if it decreases the Company may show “Other Expense.” Since the issuance of the convertible notes to the period ended September 30, 2008, the Company’s stock price has varied from $7.15 to $0.25 and was $0.27 at September 30, 2008. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model increased from 44.56% to 153.11%. As of September 30, 2008, the Company shows $578,181 fair value of derivatives as Other Expense.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 7. Convertible Notes Payable - continued

The Company can choose to pay the interest in-kind with registered common stock or in cash. Interest on the convertible note has been paid as follows:

Years	Interest Paid in Cash	Interest Paid with Stock	Total Interest	Shares Issued in Lieu of Cash Payment
2006	$1,863	$33	$1,896	18
2007	628	608	1,236	973
2008 through Q3	—	285	285	384

Interest Expense:

	September 30, 2007	September 30, 2008
	(In thousands)
Interest expense	$1,199	$399
Amortization of derivatives	5,544	755
Amortization of deferred financing cost	915	30
Amortization of debt discount on demand notes	—	989
Total	$7,658	$2,173

Note 8. Other Derivatives Related to Options and Warrants Issued to Non-Employees

Upon the sale of the Company’s convertible notes on March 20, 2006, accounting practices require the previously and subsequently issued non-employee options and warrants to be classified as derivative liabilities in the application of certain accounting principles related to the issuance of the Company’s convertible note financing.

The following table summarizes the assumptions used to measure the fair value of derivatives:

Derivative Information	Dividend Yield %	Expected Volatility %	Risk-Free Interest %	Expected Life (Years)	CVBT Stock Price
Options issued to non-employees derivative
As of December 31, 2007	—	47.61 - 67.22	3.05 - 4.04	1.58 - 9.90	$0.88
As of September 30, 2008	—	93.93 - 153.11	1.78 - 4.43	0.82 - 9.15	0.27
Warrants issued to non-employees derivative
As of December 31, 2007	—	64.12	3.45	5	0.88
As of September 30, 2008	—	93.93 - 153.11	1.55 - 3.99	0.38 - 9.72	$0.27

(a)	The range of the expected life and exercise prices are consistent with each individual instrument.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 8. Other Derivatives Related to Options and Warrants Issued to Non-Employees  - (continued)

The following table summarizes the “Adjustments to Fair Value of Derivatives” for all derivatives:

Adjustments to Fair Value of Derivatives	Balance as of December 31, 2007	Adjustment to Fair Value of Derivative	Net Additions/ Deletions for New Issuance Exercise	Adjustment to Paid in Capital for Conversion		Balance as of September 30, 2008
	(In thousands)
Option derivative - non-employees	$867	$(585)	—	$(49)		$233
Warrant derivative - non-employees	4,118	(3,883)	$1,565	(339	)a)	1,461
Change in fair value	$4,985	$(4,468)	$1,565	$(388)		$1,694

a) Consists of $163,100 adjustment to the discount for warrants issued with long term debt and $45,500 elimination in consolidating with the clinical partnerships (see footnote 9).

Options derivative transactions — Non-employees for options granted and transferred:

Period	Options Granted	Exercise Price - Non- Employees	Estimated Fair Value on the Date Options Granted or Transferred	Option Derivatives as of September 30, 2007	Transfer of Fully Vested Employee Stocks to Non-Employee
For the year ended December 31, 2007 (a)(b)	310,000	$0.30 - 1.00	$560,840	$3,702	—
For the nine month period ended September 30, 2008 (b)	—	—	—	—	—

All options were issued for future services and will be expensed over the vesting period. The Black-Scholes Model is used to estimate the fair value of the options.

(a)
Expected life of 10 years, volatility ranging from 67.22% to 71.22%, and risk free rate of interest ranging from 4.04% of 4.85% and an expected dividend yield of zero. Transaction is done as a function of law.

(b)	No new stock options were granted to non-employees during the nine month period ended September 30, 2008.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 8. Other Derivatives Related to Options and Warrants Issued to Non-Employees  - (continued)

Change in the fair value of options and warrant derivatives:

Adjustments to Fair Value of Derivatives - Options and Warrants	Total at December 31, 2007	At September 30, 2008
	(In thousands)
Adjustment to the fair value of option derivatives	$(818)	$(585)
Adjustment to the fair value of warrant derivatives	20	(3,883)
Total adjustments to fair value	$(798)	$(4,468)

See derivative information above for assumptions.
Stock Option Transactions - Non-Employees	Number of Option Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate %	Expected Remaining Life (Years)	Decrease In the Fair Value of Option Derivatives
Total - 2007	440,000	—	69.58 - 73.36	4.45 - 4.98	2.25 - 2.75	$310,738
1st Quarter - 2008	60,000	—	104.48	1.47 - 1.61	1.75	56,400
2nd Quarter - 2008	70,000	—	107.35	2.58	1.08	30,021
3rd Quarter - 2008	—	—	—	—	—	—
Total	570,000					$397,159

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid in capital.

Warrant Transactions - Non Employee	Warrant Issued	Dividend Yield %	Expected Volatility %	Risk Free interest %	Expected Life (Years)	Fair Value on the Date of Warrants Granted	Exercise Price
a	250,000	0	79	5.125	10	1,602,500	$10.00
b	550,000	0	67	3.83	10	223,987	1.00
c & c(i)	5,900,000	0	63 - 67	3.52 - 4.42	5 - 10	2,600,259	1.00
d	1,400,000	0	63 - 64	3.28 - 3.99	5	509,804	1.00
Total at December 31, 2007	8,100,000	0	63 - 79	3.28 - 5.125	5 - 10	4,936,550	$1.00 - 10.00
(e)1st Quarter 2008	500,000	0	96.16	2.46	5	335,000	1.00
(e) 2nd Quarter 2008	1,178,300	0	96.36	3.34	5	755,870	1.00
(f) 2nd Quarter 2008	350,000	0	96.36	3.34	5	122,500	1.00
(g) 3rd Quarter 2008	200,000	0	96.06	2.49	3	34,000	$1.00
Total	10,328,300

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 8. Other Derivatives Related to Options and Warrants Issued to Non-Employees  - (continued)

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

(c)	These warrants were for future services. These warrants were fully vested on the date of grant have a five year term and expired in December 2012 and 2017.

(c)(i)	These warrants were for future services. These warrants were fully vested on the date of the grant and have a ten year term. These warrants will expire in December 2017.

(d)	These warrants were issued in conjunction with the issuance of demand notes. These warrants were fully vested and $658,000 was recorded as warrant derivative at December 31, 2007.

(e)	These warrants were issued in conjunction with the issuance of demand and long term notes. These warrants were fully vested and $228,062 was recorded as warrant derivatives at September 30, 2008.

(f)	These warrants were issued in conjunction with the formation of a Clinical Trial Partnership. These warrants were fully vested and $49,000 was recorded as warrant derivatives at September 30, 2008.

(g)	These warrants were issued in conjunction with the issuance of Long Term Notes. These warrants were fully vested and $1,000 was recorded as warrant derivatives at September 30, 2008.

The accounting for the notes and warrants resulted in deferred financing costs, discount for warrant derivatives and discount for embedded derivatives. These amounts, determined as of March 20, 2006 (close date), will be amortized on a straight-line basis into interest expense over the life of notes and warrants. The following table summarizes these amounts as of September 30, 2008:

Transactions from March 20, 2006 Through September 30, 2008	Deferred Finance Costs	Discount for Warrant Derivative	Discount for Embedded Derivatives	Addition to Interest Expense
	(In thousands)
Balance March 20, 2006 (close date)	$1,553	$2,383	$8,196	$—
Proration of derivatives at September 30, 2008 (a)	(948)	—	—	(948)
Amortization for the period March 20, 2006 (close date) through September 30, 2008 charged to interest expense	(585)	(2,008)	(8,091)	(10,684)
Remaining deferred costs and discount to be amortized	$20	$375	$105	$(11,632)

(a)	The proration of derivatives is a reduction in the deferred financing cost due to the conversion of the convertible notes into common stock.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 9. Stockholders’ Deficit

Common Stock

Conversion of Senior Secured Notes

See Footnote 7 for details.

Stock Option Transactions

Recent option and warrant transactions:
Date	Number of Option or Warrant Holders	Number of Options Exercised	Number of Warrants Exercised	Exchange for Shares of Common Stock
2007	1	440,000	—	440,000
1st Quarter - 2008	1	60,000	—	60,000
2nd Quarter - 2008	1	70,000	—	70,000
3rd Quarter - 2008	—	—	—	—
Total		570,000		570,000

Stock option granted for 2007 through to the first nine month period ending September 30, 2008:

Stock Option Transactions	Options Granted	Exercise Price	Estimated Fair Value	Weighted Average Expected Life (years)	Approximate Volatility (%)
Total - 2007 (a)	686,050	1.00 -10.00	278,014	10	67 - 69
1st Quarter - 2008	—	—	—	—	—
2nd Quarter - 2008	—	—	—	—	—
3rd Quarter - 2008	10,000	1.00	4,289	10	98.59

All options were granted from the 2004 Stock Plan. The fair value was estimated using Black-Scholes Model with an expected dividend yield of zero.

(a)	These options were issued for future services and will be expense over the vesting life of the options.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 9. Stockholders’ Deficit  - (continued)

At September 30, 2008, the value of unvested options is $136,097 with an average vesting period of 1.16 years.

As part of the sale of the senior secured convertible notes at March 20, 2006, the Company was required to reclassify previously and subsequently issued options to non-employees as option derivatives, which are revalued at the end of each quarter.

The following table summarizes the assumptions used to measure the change in fair value of derivatives associated with non-employee option exercises:

Stock Option Transactions Non-Employees	Number of Options Exercised	Dividend Yield %	Expected Volatility %	Risk Free Interest Rate	Expected Remaining Life	Decrease in the FV of Option Derivatives
Total - 2007	440,000	—	69.58 - 73.36	4.55 - 4.98	2.25 - 2.75	$310,738
1st Quarter - 2008	60,000	—	104.48	1.47 - 1.61	1.75	56,400
2nd Quarter - 2008	70,000	—	107.35	2.58	1.08	30,021
3rd Quarter - 2008	—	—	—	—	—	—
Total	570,000

Non-employee option holders’ exercise will result in a reduction of the option derivative liability. A decrease in the fair value of the option derivative liability is recorded to additional paid-in-capital.

Except as noted above, no other compensation expense has been recognized in connection with grants of employee and non-employee stock options. Stock option activity as of December 31, 2007 and September 30, 2008 is as follows:
	Employees		Non-Employees		Total
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2006	1,185,550	$0.30 - 10.00	1,725,500	$0.30 - 10.00	2,911,050	$0.30 - 10.00
Granted	376,050	1.00 - 10.00	310,000	1.00	686,050	1.00 - 10.00
Terminated	(2,000)	10.00	—	—	(2,000)	10.00
Reclassified	(440,000)	0.30	440,000	0.30 - 0.50	—	0.30
Exercised	(60,000)	0.30	(380,000)	0.30	(440,000)	0.30 - 0.50
Cancelled	(2,090)	10.00	(150,000)	10.00	(152,090)	10.00
Outstanding at December 31, 2007	1,057,510	$0.30 - 10.00	1,945,500	$0.30 - 10.00	3,003,010	$0.30 - 10.00
Granted	10,000	1.00	—	—	10,000	1.00
Exercised	—	—	(130,000)	0.30	(130,000)	0.30
Cancelled	(28,210)	$1.00 - 10.00	—	—	(28,210)	1.00 - 10.00
Outstanding at September 30, 2008	1,039,300	$0.30-10.00	1,815,500	$0.30-10.00	2,854,800	$0.30-10.00

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 9. Stockholders’ Deficit  - (continued)

Weighted average exercise price of options granted, exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2007 and September 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years	Intrinsic Value
As of December 31, 2007
Employees - Outstanding	1,057,510	2.23	5.83	290,000
Employees - Expected to Vest	285,078	1.02	9.57	—
Employees - Exercisable	772,432	2.13	5.83	290,000
Non-Employees - Outstanding	1,945,500	2.60	5.77	635,100
Non-Employees - Expected to Vest	145,291	4.37	9.41	—
Non Employees - Exercisable	1,800,209	2.53	5.77	635,100
As of September 30, 2008
Employees - Outstanding	1,039,300	2.42	4.95	—
Employees - Expected to Vest	164,711	—	8.99	—
Employees - Exercisable	874,589	2.23	4.95	—
Non-Employees - Outstanding	1,815,500	4.03	4.13	—
Non-Employees - Expected to Vest	89,689	—	8.65	—
Non Employees - Exercisable	1,725,811	2.79	4.13	—

During the first quarter of 2007, as part of a divorce settlement, 440,000 existing fully vested employee stock options with an exercise price of $0.30 were reclassified to a non-employee. The Company estimated the fair value on the date of transfer of the options to be $435,600 using the Black-Scholes Model and has reclassified the estimated fair value from equity to option derivative liability. The Black-Scholes Model assumptions were as follows: Expected life of 10 years, volatility of 71.22%, risk free rate of interest of 4.85% and an expected dividend yield of zero.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 9. Stockholders’ Deficit  - (continued)

Warrants

Warrants have been issued primarily to outside parties and have never been issued to employees:

Warrants Granted	Warrants Issued for Purchase of Common Stock	Estimated Fair Market Value ($) at September 30, 2008	Exercise Price Per Share ($)	Expected Life (Years)	Risk Free Interest %	Approximate Volatility %	Expected Dividend Yield %
2000 (a)	933,330	—	4.00	5	5.02%	—	—
2001 (b)	100,000	—	8.00	5	4.89%	—	—
2003 (c)	200,000	20,000	20.00	10	2.98%	95.48%	—
2005 (d)	75,000	—	—	—	—	—	—
2006 (e)(f)(g)(i)	6,249,997	32,031	1.00-10.00	3 - 10	1.60 - 4.14%	81.31 - 93.93%	—
2007 (g) (iii), (g) (ii), (h), (i)	8,350,000	1,317,125	1.00	5	2.98 - 4.43%	95.48 - 99.99%	—
2008 (g)(ii)	2,190,800	278,062	1.00	3 - 5	2.98%	95.48 -99.99%	—
Total	18,099,127

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

(d)
The Company sold warrants for 75,000 shares of common stock at 125% of the IPO price for $75.00 to the underwriter pursuant to the underwriting agreement. The warrants had a term of six months commencing on the effective date of the IPO, February 11, 2005.

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 9. Stockholders’ Deficit  - (continued)

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

Warrant activity for the years 2007 through the nine month period September 30, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,230,882	$7.88
Granted	8,350,000	1.00
Sold(a)	5,999,997	1.00
Exercised	—	—
Forfeited	(705,882)	8.50
Outstanding at December 31, 2007	14,874,997	1.22
Granted	2,190,800	1.00
Sold/Reissued	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at September 30, 2008	17,065,797	1.19
Warrants exercisable at December 31, 2006	1,168,382	7.88
Warrants exercisable at December 31, 2007	14,874,997	1.22
Warrants exercisable at September 30, 2008	17,065,797	$1.19

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

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 9. Stockholders’ Deficit  - (continued)

The following table summarizes information about warrants outstanding at September 30, 2008 (unaudited):

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$ 1.00	5,999,997	0.47	$1.00	5,999,997	$1.00
1.00	8,350,000	4.19	1.00	8,350,000	1.00
1.00	2,190,800	4.48	1.00	2,190,800	1.00
2.00	200,000	4.73	2.00	200,000	2.00
10.00	250,000	7.54	10.00	250,000	10.00
12.50	75,000	0.38	12.50	75,000	12.50
Total	17,065,797			17,065,797

Outstanding warrants had no intrinsic value at September 30, 2008.

Stock-Based Compensation — Options and Warrants:
	Nine Month Period Ended September 30,
	2007	2008
	(In thousands)
Research and development	$102	$115
General and administration	60	101
Total Stock-based compensation expense (options)	162	216
Stock-based compensation (warrants)	401	—
Stock-based compensation expense	$563	$216

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 10. Commitments and Contingencies

Leases

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

The Company entered into a Lease Agreement dated August 7, 2006 with Nancy Ridge LLC, a Delaware Limited Liability Company, for the use of general office and laboratory space in San Diego, CA. The lease commences on September 1, 2006 and was to expire on May 13, 2013, at which time the Company will have the option of extending the lease by five years on the same terms and conditions of the lease. The Company concluded that it would be more cost effective to continue outsourcing certain research and development activities than to increase its business activities in the San Diego laboratory facility. Accordingly, on March 14, 2008 the Company terminated its lease of the facility in San Diego in exchange for the amount of the security deposit of $57,805. There is no future liability after this date.

Paid Rent:	December 31, 2007	September 30, 2008
	(In thousands)
Total rent paid	$465	$252

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 10. Commitments and Contingencies

Service Agreements

The Company has entered several service agreements listed below. These service fees for the obligations below were determined through a process of competitive bids and negotiation.

The major outstanding contractual obligations are as follows:
Item #	Contract	Agreement Name	Start	End Date

1	Co-founder of the Company	Royalty agreement - Amendment #2	Aug. 16, 2004	Upon payment of the agreed amount
2	The Bruckner Group Amendment #4 Amendment #5	Objectives 1 - 3 Objectives 4 - 6	Dec. 20, 2007 Jan. 2, 2008	January 2008 May 31, 2008 After start of Phase II Heart Trial
3	Staccato Faces Inc.	Development Agmt	Nov. 23, 2007	Ongoing
4	Derma Life Clinical Partners LP	Development Agreement	June 3, 2008	Ongoing
5	Derma Life Clinical Partners LP	Technology License Agreement	June 3, 2008	Ongoing
6	ProDerm, LP	Development Agreement	July 8, 2008	Ongoing
7	ProDerm, LP	Technology License Agreement	July 8, 2008	Ongoing
8	Cardio Derma Clinical Partners, LP	Development Agreement	July 10, 2008	Ongoing
9	Cardio Derma Clinical Partners, LP	Technology License Agreement	July 10, 2008	Ongoing

Item	ITEM DESCRIPTION
(1)
The Company’s royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.

(2)
The Bruckner Group Incorporated has been assisting the Company in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000.

(3)
Staccato Faces Inc. (“SFI”), will provide supporting advice to Company at the Company’s request.  They will also participate in discussions and/or negotiations with Commercialization Partners.  The Company may engage SFI to provide due diligence services  on any issues related to potential business arrangements with commercialization partners.

(4)	The agreement is between the Company and Derma Life Clinical Partners LP for further development of the Wound Healing IP and advancing a potential wound healing drug in the FDA process.

(5)	The purpose of this agreement is for the Company to license to Derma Life Clinical Partners the Wound Healing IP for advancing a potential wound healing drug in the FDA process.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 10. Commitments and Contingencies - continued
Service Agreements

(6)	The agreement is between the Company and ProDerm, LP for further development of the Wound Healing IP and advancing a potential wound healing drug in the FDA process.

(7)	The purpose of this agreement is for the Company to license to ProDerm, LP the Wound Healing IP for advancing a potential wound healing drug in the FDA process.

(8)	The agreement is between the Company and Cardio Derma Clinical Partners, LP for further development of the Wound Healing IP and advancing a potential wound healing drug in the FDA process.

(9)	The purpose of this agreement is for the Company to license to Cardio Derma Clinical Partners, LP the Wound Healing IP for advancing a potential wound healing drug in the FDA process.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. The Company is not involved in any litigation at this time that is material to its business and is unaware of any material claims that may be filed against it.

Note 11. Subsequent Event

Phage Biotechnology Corporation

Phage, the Company’s exclusive manufacturer of drug products, had an involuntary petition under the United States Bankruptcy Code for Chapter 7 filed against it October 2, 2008 by a group of petitioning creditors in the US Bankruptcy Court for the Southern District of California. Phage filed on October 27, 2008 to convert the Chapter 7 petition to reorganization under Chapter 11. The Court approved the conversion to Chapter 11 on October 28, 2008.

In an effort to reorganize under Chapter 11, Phage has notified the Company on November 6, 2008 that it intends to terminate the Sublease Agreement entered into November 2005 between CardioVascular BioTherapeutics, Inc. and Phage for space in the Las Vegas, NV office as of November 30, 2008. Phage’s rent paid to the Company for the space was approximately $6,000 per month.

The Company is currently assessing Phage’s ability to manufacture drug product for the Company and to provide technical support for the Company. Additionally, the Company is assessing its alternatives to using Phage for these services.

Cardio Neo-Genesis

The Company has entered into a clinical development agreement for its Coronary Heart Disease drug candidate with Cardio Neo-Genesis, LP (“CNG”). The agreement, dated November 11, 2008 states that CNG can fund up to $15,000,000 of the clinical development for the Company’s Coronary Heart Disease drug candidate. The agreement also provides for a royalty to CNG payable from 5% of the Company’s cash-flow stream on its CHD drug up to 20 times return to CNG’s limited partners.

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

BUSINESS
 1. Overview

CardioVascular BioTherapeutics, Inc. (formerly CardioVascular Genetic Engineering, Inc.), (“Cardio”, “the Company”, “We”, “Us”) is a biopharmaceutical company focused on developing drugs to stimulate the growth of new blood vessels for the treatment of cardiovascular diseases. The active pharmaceutical ingredient (“API”) in the Company’s drug candidates is acidic human fibroblast growth factor-1, FGF-1141 (formerly called Cardio Vascu-Grow TM) and it facilitates the growth of new blood vessels in the heart tissues and organs with an impaired vascular system. This process is referred to as “angiogenesis” in the scientific community.

The Company was established in 1998, as a Delaware corporation, to commercialize the results of the clinical research in cardiovascular disease treatment for Severe Coronary Heart Disease (formerly known as No-Option Heart Patients) that Dr. Thomas J. Stegmann, co-founder of the Company, performed in the mid-1990s. We entered into an agreement with Dr. Stegmann, dated March 11, 1998, which is superseded by Amendment II dated November 1, 2008, whereby Dr. Stegmann granted the Company a non-revocable exclusive perpetual right to use, modify, add to, practice and sell the results of his clinical trials. Dr. Stegmann will receive a one percent royalty on all sales of drugs formulated with FGF-1141 for a period of ten (10) years beginning upon cash receipts being generated for any Cardio drug product up to a maximum of One Hundred Million Dollars ($100,000,000.00), whichever occurs first. The grant of rights is perpetual and therefore cannot be terminated by Dr. Stegmann. To date we have made no royalty payments under this Agreement. Dr. Stegmann serves us as a director.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

1. Overview - continued

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

Most of the Company’s expenditures have been for research and development activities and general and administrative expenses. The Company conducts research to identify and evaluate medical indications that may benefit from its drug candidates and potential new drug candidates that can graduate from research to development. The Company classifies its research and development into two major classifications: pre-clinical and clinical. Pre-clinical activities include product analysis and development, primarily animal efficacy and animal toxicity studies. Clinical activities include FDA (or other countries’ equivalent regulatory agencies) Investigational New Drug (“IND”) submissions, FDA-authorized trials and the FDA approval process for commercialization. Research and development expenses represent costs incurred for pre-clinical and clinical activities. The Company engages Contract Research Organizations with indication specific experience to assist the Company in conducting the clinical trials and outsources the manufacturing and development activities to third parties to maximize efficiency and minimize the Company’s internal overhead. Manufacturing is outsourced to an affiliated entity. The Company expenses its research and development costs as they are incurred.

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

2. Results of Operations

Nine Month Period Ended September 30, 2007 and 2008

During the nine month period ended September 30, 2008, the Company spent approximately $3,223,000 in research and development to support its FDA clinical trials. Research and development expenses decreased slightly in comparison to the same period last year.

Our research and development consist of $973,000 clinical trial costs and $953,000 paid to an affiliate for contract clinical research.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

Clinical trial expenditures decreased from $1,965,000 to $973,000 due to the completion of our Phase I trials in 2007, while our Phase II CHD and Phase Ib/ II Wound Healing trials are in the site selection and ramping up process. Expenditures for the current quarter are reduced in relation to the third quarter in 2007 due to a reduction in activity.

	For the Nine Month Period Ended September 30,
			$	%
	2007	2008	Change	Change
Clinical Trials	$1,965	$973	$(992)	50.48%
Phage Biotechnology Corporation (affiliate)	1,216	953	(263)	21.63%
R&D salaries and expenses	1,562	1,454	(108)	6.91%

Total Research and Development	$4,743	$3,380	$(1,363)	28.74%

General and Administrative

	For the Nine Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
General and administrative	$9,524	$4,463	$(5,061)	(53)%
Phage Biotechnology Corporation (affiliate)	$26	$8	$(18)	(69)%

For the nine month period ended September 30, 2008, general and administrative expenses decreased approximately $5,080,000 or 53% in comparison to the same period in 2007. This increase includes:

$ Amount in thousands
These are our primary reductions in expenses:
Write-off of deferred costs related to abandoned listing on the Alternative Investment Market of the London Stock Exchange.	$1,716
Professional expenses related to listing on the Alternative Investment Market of the London Stock Exchange, SOX Audit and Restatement of a full year of financial statements	1,242
Officer compensation, related to the issuance of warrants in April 2005	444
Computer expenses reflecting the reduction in new project initiatives	394
Travel expenses	261
Investor relations	219
Outside services primarily related to printing and distribution of financial reports	166
Marketing	155
D&O Insurance	152
Reduction in payroll and other human resources costs	151
Net decrease in all other expenses	161
Total decrease in expenses	$5,061

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

Interest income decreased from $140,000 to approximately $0 for the period ended September 30, 2007 and 2008, respectively; as the result of a lower level of cash and marketable securities available for investment.

Interest Income

	For the Nine Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest income	$140	$—	$(140)	(100)%

During the nine month period ended September 30, 2008, interest expense decreased from approximately $7,658,000, to $2,173,000 the same period in 2007.

Interest Expense

	For the Nine Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense	$7,658	$2,173	$(5,485)	(72)%

During the nine month period ended September 30, 2008, interest expense decreased from approximately $7,658,000, to $2,173,000 the same period in 2008.

	For the Nine Month Period Ended September 30,
Components of Interest Expense:	2007	2008
Interest from senior notes and demand notes	$1,036	$381
Cashless interest from senior notes	163	18
Amortization of deferred financing cost	915	30
Amortization of derivatives	5,544	755
Amortization of debt discount	—	989
Total interest expense	$7,658	$2,173

	For the Nine Month Period Ended September 30,
	2007	2008
	(Dollars in thousands)
Adjustment to fair value of derivatives	$(5,365)	$690
Adjustment to fair value of derivatives - other	1,954	4,485

Adjustment to fair value of derivatives decreased from approximately ($5,365,000) to ($1,954,000) and adjustments to the fair value of derivatives-expense other increased from $1,954,000 to $4,485,000 for the period ended September 30, 2007 and 2008. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If stock price decreases sufficiently, we may show “Other Income”; conversely, if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely, if it decreases, we may show “Other Income.” Since the issuance of the Convertible Notes on March 20, 2006 to the period ended September 30, 2008 the Company’s stock price has decreased from $7.15 to $0.25 and was $0.27 at September 30, 2008. For the same period, the volatility in the stock price of comparable companies used in the Black-Scholes Model ranged from 44.56% to 153.11%. Since inception to September 30, 2008 the Company has shown $15,785,000 of adjustments to the fair value of derivatives as Other Expense.

Three Months Ended September 30, 2007 and 2008

During the three month period ended September 30, 2008, we spent approximately $969,000 in research and development to support our FDA clinical trials. Research and development expenses decreased slightly in comparison to the same period last year.

Our research and development consist of $476,000 clinical trial costs and $276,000 paid to an affiliate for contract clinical research.

Clinical trial expenditures were approximately the same, decreasing from $480,000 to $476,000 due to the completion of our Phase I trials in the first half 2007, while our Phase II CHD and Phase II Wound Healing trials are in the ramping up, and site selection process for our trials. Expenditures for the current quarter are reduced in relation to the third quarter in 2007 due to a reduction in activity.

	For the Nine Month Period Ended September 30,
			$	%
	2007	2008	Change	Change
Clinical Trials	$480	$476	$(4)	(0.01)%
Phage Biotechnology Corporation (affiliate)	289	120	(169)	(0.58)%
R&D salaries and expenses	641	530	(111)	(0.17)%

Total Research and Development	$1,410	$1,126	$(284)	(0.20)%

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

General and Administrative

	For the Three Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
General and administrative	$1,356	$1,057	$(299)	(22)%
Phage Biotechnology Corporation (affiliate)	$—	$1	$1	100%

For the three month period ended September 30, 2008, general and administrative expenses decreased approximately $319,000 or 30% in comparison to the same period in 2007. This increase includes:

$ Amount in Thousands
These are our primary reductions in expenses:
Investor relations	149
D&O Insurance	80
Reduction in payroll and other human resources costs	72
Net decrease in all other expenses	(2)
Total decrease in expenses	$299

Interest income decreased from $13,000 to approximately $0 for the period ended September 30, 2007 and 2008, respectively; as the result of a lower level of cash and marketable securities available for investment.

Interest Income

	For the Three Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest income	$13	$—	$(13)	(100%)

	For the Three Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(1,467)	$(535)	$(932)	(63%)

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

During the three month period ended September 30, 2008, interest expense decreased from approximately $1,467,000, to $535,000 the same period in 2008.

	For the Three Month Period Ended September 30,
Components of Interest Expense:	2007	2008
Interest from senior notes and demand notes	$242	$121
Cashless interest from senior notes	58	4
Amortization of deferred financing cost	150	10
Amortization of derivatives	1,017	251
Amortization of debt discount	—	149
Total interest expense	$1,467	$535

	For the Three Month Period Ended September 30,
	2007	2008
	(Dollars in thousands)
Adjustment to fair value of derivatives	$4,719	$1,423
Adjustment to fair value of derivatives - other	554	3,400

Adjustment to fair value of derivatives decreased from approximately ($4,719,000) to $1,423,000 and adjustments to the fair value of derivatives-expense other increased from $554,000 to $3,400,000 for the period ended September 30, 2007 and 2008. In addition to the decrease in the outstanding balance of the Convertible Notes and the increase in the number of vested outstanding non-employee option and warrants, the primary components of the “Change in Fair Value of Derivatives” calculations are the changes in stock price during the reported period and the volatility in the stock prices of comparable companies used in the Black-Scholes Model. If stock price decreases sufficiently, we may show “Other Income”; conversely, if it increases we may show “Other Expense.” Additionally, if the volatility in the stock prices of comparable companies used in the Black-Scholes Model increases sufficiently, we may show “Other Expense”, conversely, if it decreases, we may show “Other Income.”

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

2. Results of Operations - continued

Proof of Concept Clinical Trials:

Drug Candidate	Indication
• CVBT-141D	Disc Ischemia — proof of concept

Pre-Clinical Research and Development:

Drug Candidate	Indication
• CVBT-141E	Stroke
• CVBT-141F	Bone Repair

Clinical Development

The Company remains dedicated to moving its three FDA authorized clinical trials forward based upon the availability of funding. Below is a summary of the Company’s progress over the past year for each trial.

Clinical Development

i) Severe Coronary Heart Disease — Drug Candidate CVBT 141-A — Surgical delivery: We completed the enrollment and treatment of all patients specified in Phase I clinical trial protocol. A total of 21 patients were treated at six participating U.S. medical centers, which were managed by a contract clinical research organization. A full report of this trial will be submitted to the FDA. The Company has completed collecting the final safety data on 12 month follow-up visits of patients who were treated in the Phase I clinical trial. We filed a report with the FDA listing all adverse events or other safety issues observed in this trial up to and including the 12-week follow-up visit of all patients who participated in this trial. Of note, the Data and Safety Monitoring Committee, an independent group of three external physicians, reviewed all safety data from trial and concluded that there were no serious, unexpected adverse events attributable to drug candidate in this Phase I trial, and recommended we proceed onto a Phase II clinical trial. Based on written comments received back from the FDA, a major change in the clinical Protocol for the Phase II clinical trial was recommended and now authorized by the FDA dealing with the manner in which the API, FGF-1, will be delivered to the heart by a catheter injection system described below.

ii) Severe Coronary Heart Disease — Drug Candidate CVBT 141-H — Injection catheter delivery: CVBT is now proceeding with its Phase II clinical trial in patients with severe coronary heart disease. We revised the protocol with the FDA for this clinical trial to change, among other things, the surgical delivery (CVBT-141A) to a catheter delivery (CVBT-141H of the drug candidate. In collaboration with Cordis Corporation, the drug candidate will be delivered to the heart using Cordis’s proprietary catheter injection system, the MyoStar® injection catheter. Before and after treatment with the drug candidate, each patient’s heart will be screened and ischemic regions of the heart identified utilizing Cordis Corporation’s NOGA® electromagnetic mapping system, in addition to other techniques provided for in the protocol. A placebo group has been added as an additional control group to the Phase II study. This will significantly improve the validity of the statistical analysis of efficacy results we obtain from this trial.

The Phase II trial will be conducted in an expanded patient population in both U.S. and foreign clinical trial sites. We have chosen Kendle, an international clinical research organization to oversee and manage Phase II trial. Kendle is working closely with the Cordis Corporation to identify clinical trial sites that have prior experience with the MyoStar® and NOGA® catheter systems. We are currently recruiting investigators and clinical sites as well as working with them to gain institutional review board approval for our trials. At this time, we have one clinical site open for enrollment in the United States and expect additional sites to open in the coming months.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

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

Previously, we completed animal studies that demonstrated CVBT-141B was a safe and efficacious agent in healing wounds in diabetic mice. In addition, it was demonstrated that little, if any, of wound healing drug candidate was absorbed into the blood stream after topical application to the wound surface. Similar absorption studies are being conducted in patients in Phase I clinical trial. After completion of this Phase I trial, a Phase Ib/II Clinical Protocol has been drafted where the drug candidate will be tested over a longer period to increase wound closure rates in a similar patient population.

iv) Peripheral Arterial Disease — Drug Candidate CVBT-141C: The FDA has authorized a Phase I clinical trial for the treatment of intermittent claudication associated with PAD. Colorado Prevention Center will be the contracted clinical research organization that will manage this trial and it has identified six U.S. medical centers that will be contracted to perform this trial.

v) Lumbar Ischemia — Drug Candidate CVBT-141E: In 2007, four patients have been dosed in the low dose group with no adverse events reported. Due to extremely slow enrollment into this trial, we have decided to halt this study and focus on the Disc Ischemia medical indication detailed below.

vi) Disc Ischemia — We have initiated a limited population study of males and females between the ages of 19 and 63 years of age to ascertain the degree that perfusion abnormalities of the lumbar vertebral bodies are associated with lumbar degenerative disc disease connected to low back pain and/or vertebral bone repair. We have contracted with the Orthopaedic Education and Research Institute (OrthoERI) of Southern California to perform a preliminary clinical study on approximately 50 volunteers. Dr. Vance Gardner, a noted orthopaedic spine surgeon and executive director of OrthoERI, has agreed to consult with us regarding his scientific and market research. The study received institutional review board (IRB) approval and to date approximately 44 volunteers have entered this proof-of-concept clinical study. The technique employed uses a unique and proprietary, contrast enhanced, high field strength MRI scanning technique that identifies blocked blood vessels and/or perfusion abnormalities of the lumbar vertebral bodies. The goal for the study is the identification of abnormalities that can be improved with angiogenic treatment. These abnormalities may include; “diminished nutrition” etiology of degenerative disc disease or an ischemic mechanism of vertebral bone degeneration. To date, we are observing differences in the perfusion of vertebrae in younger volunteers as compared to those in the ages that are more associated with degenerative disc disease and bone degeneration. Once an adequate population study has been completed and diagnostic criteria developed, we will investigate the clinical use of drug candidate CVBT-141D, which contains FGF-1 141, to improve a diagnosed ischemic state.

Pre-Clinical Development

i) Bone Repair: Data from an animal model of bone growth indicated a robust effect of FGF-1 on the growth of new bone after a local injection to skull bones. The effect was significant and substantial. On July 17, 2007, we announced that we have successfully completed work on a new medical indication for FGF-1 in an animal model of bone growth. This research project, conducted in collaboration with Tufts University Medical School, will continue with future efforts to explore larger animals of bone growth that more closely resemble bone growth in humans.

ii) Stroke: We have experimental animal models of both acute and chronic stroke, and we are examining the potential improvement in neurological deficits caused by stroke after treatment with FGF-1. On July 12, 2007, we announced the completion of a pre-clinical research program to assess the effects of the protein-based drug candidate CVBT-141F in reducing brain damage due to stroke. The results from three independent animal studies demonstrated that CVBT-141F significantly reduced the stroke-affected area in the brain.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

Patents

Below are tables of U.S. and International patent and patent applications that have been filed or issued and which are the subject of a joint ownership agreement with Phage. The intellectual property included in the tables below are important to the Company’s business as it may improve its competitive advantage.

The first table below represents patents issued in the United States and the second table pertains to foreign patents that that Company shares with Phage.

U.S. Patents
Holder	Patent	Patent Number	Issue Date	Expiration
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,268,178	July 31, 2001	May 25, 2019
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,794,162	September 21, 2004	May 17, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	6,773,899	August 10, 2004	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	6,642,026	November 4, 2003	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	7,252,818	August 7, 2007	August 27, 2023
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Kluyveromyces Strains Metabolizing Cellulosic and Hemicellulosis Materials	7,344,876	March 18, 2008	January 16, 2024

Foreign Patents
Holder	Country	Patent	Patent Number	Issue Date	Expiration
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Australia	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	2001284914	May 26, 2006	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Australia	Method of Producing Biologically Active Human Acidic Fibroblast Growth Factor and its Use in Promoting Angiogenesis	2001288256	July 13, 2006	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Austria	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Austria	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	E358135	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Belgium	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

Patents
Foreign Patents

Holder	Country	Patent	Patent Number	Issue Date	Expiration
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Belgium	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Switzerland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Germany	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Germany	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	60127561.6	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Europe	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	March 28, 2007	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Europe	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	France	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	France	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	United Kingdom	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	United Kingdom	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Ireland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Ireland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Italy	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Korea	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	10-0761486	September 18, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corporation	Liechtenstein	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1180153	April 13, 2005	May 24, 2020
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corpora	Netherlands	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

2. Results of Operations - continued

Patents
Foreign Patents

Holder	Country	Patent	Patent Number	Issue Date	Expiration
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corpora	Spain	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021
CardioVascular BioTherapeutics, Inc./Phage Biotechnology Corpora	Switzerland	Phage-Dependent Super-Production Of Biologically Active Protein And Peptides	1309604	March 28, 2007	August 15, 2021

3. Liquidity and Capital Resources

Sources of Liquidity

Since inception and through September 30, 2008, we have financed operations through the initial public offering of common stock, the private sale of capital stock and convertible notes and the private placement of senior secured convertible notes.

The table below summarizes the net proceeds we have received of approximately $59,277,000 from the issuance of shares of common stock, convertible preferred stock and convertible notes payable and the private placement of senior secured convertible notes through September 30, 2008:

Source of Funds	Net Proceeds
(Dollars in thousands)
Pre IPO
Convertible preferred stock converts to common stock at 100/1, non-voting, no dividend	$520
Common stock	3,904
Total net proceeds for issuance of our pre-IPO convertible notes payable	14,892
Post IPO
Proceeds from the IPO, 1,725,000 shares of common stock sold at $1.00 per share net of the options exercised	15,548
Exercise of 2,026,064 stock option and warrants	483
Non-controlling interest in variable interest entities	1,836
Proceeds from private placement of senior secured convertible notes together with warrants.	20,000
Proceeds from private placement under Reg S	4,217
Proceeds from the issuance of demand notes	1,675
Proceeds from the issuance of Long Term Notes	1,261
Proceeds from issuance of warrants at $0.001 par value	6
Total proceeds from financing through September 30, 2008	$64,342
Financing costs	(5,065)
Net proceeds per statement of cash flow	$59,277

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

3. Liquidity and Capital Resources - continued

  Historically, the Company has obtained external financing through public offerings, private placements of equity and private placements of convertible debt.

The Company's plans and actions to address Funds required for operations, demand notes and long-term liquidity as follows:

•
On June 3, 2008 the Company entered into a clinical development agreement with Derma Life Clinical Partners LP (“Derma Life”) to fund a minimum of $1 million and up to $3 million of the clinical development for the Company’s wound healing drug candidate. (See footnote #5 for more detail.)

•
On July 8, 2008 the Company entered into a clinical development agreement with ProDerm Limited Partnership (“PDLP”) to fund a minimum of $1 million and up to $10 million of the clinical development for the Company’s wound healing drug candidate. (See footnote #5 for more detail.)

•
On July 10, 2008 the Company entered into an agreement with Cardio Derma Clinical Partners (“CDCP”), to fund a minimum of $1,000,000 and up to $5,000,000 of the clinical development of the Company’s wound healing drug candidate. The Company is exploring other similar opportunities for development agreements as well as partnerships and joint ventures for co-development, clinical trials, marketing and distribution.

•
On March 18, 2008, the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes. During the nine month period ended September 30, 2008 the Company sold $1,260,800 of long term notes that have an 18 month term (one note for $80,000 has a 5 year term). The notes are unsecured. These notes were issued with 1,178,300 warrants which have a five year term and an exercise price of $1.00. These notes have an interest rate of 10% and 20%. Commissions earned by GHL, a related party, for the sale of these notes were $105,000.

•	In late 2007 and the first quarter of 2008, the Company placed $2,370,000 in demand notes of which $1,600,000 was outstanding at September 30, 2008. These notes have an interest rate of 10%.

•
On May 21, 2007, the Company entered into an agreement to place 15,000,000 of the Company’s common stock at a purchase price of $1.00 per share in connection with a Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. As of December 31, 2007, the Company had issued 3,650,000 shares and received gross proceeds in the amount of $3,650,000. The agreement, as amended, provides for commissions of 10% of the amount placed in addition to warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The investor paid $3,700 for the warrants. The agreement, as amended, expired November 9, 2007. The Company extended this agreement to January 31, 2008. The Company has received an additional $825,000 for 825,000 shares of common stock during the nine month period ended September 30, 2008. This agreement expired and the offering is terminated.

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

4. Cash Flow

Nine Month Ended September 30, 2007 and 2008

Cash consumed in our operating activities increased by $7,552,000% for the nine month ended September 30, 2008 compared to the same period in 2007. Due to our clinical trial partnerships, we are progressing in our Severe Coronary Heart Disease Phase II and Wound Healing Phase Ib/II, clinical trials as discussed in the result of operation. The Company announced its FDA approval to proceed with Phase II of its Coronary Heart Disease trial in July 2007. We have also significantly reduced general and administrative expenses.

Cash provided in our investing activities decreased by 100% due to a reduction in capital expenditures for property and equipment, resulting in approximately $52,000 less of cash consumption in investing activities for the nine month period ended September 30, 2008.

Cash provided from financing activities increased $460,000 or 14% in the nine month period ended September 30, 2008 as compared to the same period in 2007.

Please see the item above for the nine month period ended September 30, 2008 financings we have placed in 2008.

	Nine Month Period Ended September 30,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Cash flow used in operating activities	$(11,739)	$(4,187)	$7,552	64%
Cash flow provided by investing activities	52	—	(52)	(100)%
Cash flow provided by financing activities (a)	3,426	3,894	468	14%

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

4. Cash Flow - continued

(a)
On May 21, 2007, we entered into an agreement to sell 15,000,000 of common stock at a purchase price of $1.00 per share in connection with Private Placement to the investor and certain other subscribers pursuant to a subscription agreement. During the nine month period ended September 30, 2008, we issued 825,000 shares in exchange for gross proceeds of $825,000 and net proceeds of $742,000 towards completion of the Private Placement.

In the period ended September 30, 2008, we sold $1,260,800 of long term notes that have an 18 month term (one note for $80,000 has a 5 year term). These notes were issued with 1,340,500 warrants, which have a five year term and an exercise price of $1.00. These notes have an interest rate of 10%. Commissions earned for the sale of these notes was $126,800.

In late 2007 and the first quarter of 2008, we sold $2,370,000 in demand notes of which $1,600,000 was outstanding at September 30, 2008. Starting in the third quarter and for the period ended September 30, 2008 the Company sold $1,260,800 of long term notes that have an 18-month term. These notes were issued with 1,340,800 detachable warrants, which have a five-year term and an exercise price of $1.00. These notes have an interest rate of 10%.

5. Funding Requirements

We do not expect to generate significant additional funds unless and until we obtain marketing approval for and begin selling, one of its new drug candidates. We believe that the key factors that will affect internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch one of our new drug candidates; and

•	the success of our other pre-clinical and clinical development programs; and,

•	the receptivity of the capital markets to financing by biotechnology companies; and

•	our revenues, if any, from successful development and commercialization of our potential products.

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

We have entered into four clinical trial partnerships that have committed to raise up to $33 million to support our Wound Healing and CHD II clinical trials. As of September 30, 2008, we have received a total of $1.8 million from these partnerships. There is no assurance that we will receive any more funds from these partnerships.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

6. Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations as of September 30, 2008:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations (a)(b)	$3,541	$2,280	$1,261	$—	$—
Operating lease obligations (c)(d)	854	345	509	—	—
Total	$4,395	$2,625	$1,770	$—	$—

(a)
We sold $20,000,000 of notes that have a floating interest rate of 3 month LIBOR plus 7%. We have the option to pay the interest with registered common stock. During the nine months ended September 30, 2007, note holders converted $10,597,710 of the convertible senior secured notes to 11,835,421 shares of common stock for an average price of $0.96. During the nine month ended September 30, 2008, convertible note holders elected to convert $1,600,000 of their notes receivable to 2,185,979 shares of common stock for an average price of $0.73. Should interest rates remain constant and the lenders do not convert anymore debt into common stock, and if we choose to make payments in cash, we would have a liability of approximately $360,360.

(b)	In the nine month period ended September 30, 2008 the Company placed $1,260,800 of 18 month notes.

(c)
In November 2005, we entered into an operating lease agreement for office space in Las Vegas, Nevada, which requires monthly payments of approximately $17,900. We have one five-year option to renew the lease. Building operating expenses are reconciled annually, and any increase over the base year is billed pro rata among the building’s tenants. We occupied this property in March 2006. We entered into a second amendment on September 8, 2006, for the expansion space use of administrative offices in Las Vegas, which requires monthly payments of approximately $9,751 per month for the remaining term of the lease.

(d)
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

6. Contractual Obligations and Commercial Commitments - continued

These service fees for the obligations below were determined through a process of competitive bids and negotiation. Our major outstanding contractual obligations are summarized below:

The major outstanding contractual obligations are as follows:
Item #	Contract	Agreement Name	Start	End Date

1	Co-founder of the Company	Royalty agreement - Amendment #2	Aug. 16, 2004	Upon payment of the agreed amount
2	The Bruckner Group Amendment #4 Amendment #5	Objectives 1 - 3 Objectives 4 - 6	Dec. 20, 2007 Jan. 2, 2008	January 2008 May 31, 2008 After start of Phase II Heart Trial
3	Staccato Faces Inc.	Development Agmt	Nov. 23, 2007	Ongoing
4	Derma Life Clinical Partners LP	Development Agreement	June 3, 2008	Ongoing
5	Derma Life Clinical Partners LP	Technology License Agreement	June 3, 2008	Ongoing
6	ProDerm, LP	Development Agreement	July 8, 2008	Ongoing
7	ProDerm, LP	Technology License Agreement	July 8, 2008	Ongoing
8	Cardio Derma Clinical Partners, LP	Development Agreement	July 10, 2008	Ongoing
9	Cardio Derma Clinical Partners, LP	Technology License Agreement	July 10, 2008	Ongoing

Item	ITEM DESCRIPTION
(1)
The Company’s royalty agreement with its Founder will provide him with a one percent royalty on net revenue from the sale of the Company’s drug candidates, if any, measured quarterly and payable 90 days after quarter end.

(2)
The Bruckner Group Incorporated has been assisting the Company in exploring the potential economic consequences of applying FGF-1141 to a variety of clinical scenarios and patent types. There are three distinct components in this project that will be performed simultaneously by the Bruckner Group. This project has an approximate total cost of $450,000.

(3)
Staccato Faces Inc. (“SFI”), will provide supporting advice to Company at the Company’s request.  They will also participate in discussions and/or negotiations with Commercialization Partners.  The Company may engage SFI to provide due diligence services  on any issues related to potential business arrangements with commercialization partners.

(4)	The agreement is between the Company and Derma Life Clinical Partners LP for further development of the Wound Healing IP and advancing a potential wound healing drug in the FDA process.

(5)	The purpose of this agreement is for the Company to license to Derma Life Clinical Partners the Wound Healing IP for advancing a potential wound healing drug in the FDA process.

(6)	The agreement is between the Company and ProDerm, LP for further development of the Wound Healing IP and advancing a potential wound healing drug in the FDA process.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

6. Contractual Obligations and Commercial Commitments - continued

Item	ITEM DESCRIPTION
(7)	The purpose of this agreement is for the Company to license to ProDerm, LP the Wound Healing IP for advancing a potential wound healing drug in the FDA process.

(8)	The agreement is between the Company and Cardio Derma Clinical Partners, LP for further development of the Wound Healing IP and advancing a potential wound healing drug in the FDA process.

(9)	The purpose of this agreement is for the Company to license to Cardio Derma Clinical Partners, LP the Wound Healing IP for advancing a potential wound healing drug in the FDA process.

7. Off-Balance Sheet Transactions

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . We do not expect SFAS 162 to have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why a company uses derivative instruments (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We are currently evaluating the impact of adopting SFAS 161.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

8. Recently Issued Accounting Pronouncements - continued

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes-Model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. We have adopted SAB 110.

In December 2007, the FASB issued FASB Statement No 141(R) which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting — the acquisition method — to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. We do not believe SFAS No 141 will have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued FASB Statement No 160 which mends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This Statement therefore improves the completeness, relevance, and transparency of the information provided in the consolidated financial statements. We do not believe SFAS No 160 will have a significant impact on our financial position or results of operations.

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

Valuation of Derivative Instruments

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company sold floating rate convertible debt securities. At the nine month period ended September 30, 2008, there was $2.3 million of floating rate debt outstanding which is subject to interest rate risk. Interest rate on the Company’s convertible notes payable was 9.79% for the quarter ended September 30, 2008. Each 100 basis points increase in interest rates relative to these borrowings would impact annual pre-tax earnings approximately $23,000 and the Company’s cash flow should the Company choose to pay this interest in cash in lieu of paying in-kind.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by the CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(e), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, the Company identified a material weakness in our internal control over financial reporting with respect to accounting for derivatives. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 with respect to accounting for derivatives, and this condition continued as of September 30, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - continued

In light of this material weakness, the Company performed additional analyses and procedures in order to conclude that its financial statements for the nine month and three months ended September 30, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite this material weakness, the Company’s financial statements for the nine month and three month periods ended September 30, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

Plan for Remediation of Material Weaknesses

The Company plans to refine its internal control over financial reporting for derivatives to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures the Company implements in this regard will be subject to ongoing management review supported by confirmation and testing as part of our SOX 404 compliance process, as well as audit committee oversight. As a result, the Company expects that additional changes could be made to its internal control over financial reporting and disclosure controls and procedures.

During 2008, the Company intends to take the following remediation efforts:

•	Re-evaluate the qualifications of the third party expert;

•	Re-evaluate the processes surrounding the utilization of the third party expert, including;

•	Identification of how the error in identification of derivatives occurred;

•	Identification of how once the error occurred that review procedures did not disclose the error; and

•
Re-designing the process surrounding the utilization of the third party expert based on what we learn in the re-evaluation of the processes discussed immediately above in order to provide reasonable assurance that a material error cannot go undetected by the Company.

The Company believes these remediation efforts will contribute towards an effective internal control environment for financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Company’s inception, it incurred significant net losses. As a result of ongoing operating losses, the Company has an accumulated deficit of approximately $75.4 million as of September 30, 2008. The Company is not currently profitable. Even if the Company succeeds in developing and commercializing its drug candidates, the Company expects to incur substantial losses for the foreseeable future and may never become profitable. The Company also expects to incur significant capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as the Company:

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

At September 30, 2008, the Company has approximately $17,000 in cash and cash equivalents; and $60,000 in restricted cash.

In the nine month period ended September 30, 2008 and year ended December 31, 2007, the Company issued unsecured demand notes to investors in exchange for gross proceeds of $1,600,000 and another $60,000 of unsecured demand notes to principal officers, of which $100,000 has been repaid. The Company incurred $42,000 in commission expense in connection with the sale of these demand notes.

On March 18, 2008, the Company began a Private Placement of debt in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The notes are unsecured and serve as consideration for the issuance of warrants issued in conjunction with the notes. As of September 30, 2008, the Company has received gross proceeds of $1,260,800.

Item 1A. Risk Factors

Risks Related to the Company - continued

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

On March 18, 2008 the Company began a Private Placement of debt and warrants in an effort to raise up to $15,000,000 in promissory notes that mature within 18 months from the date of issuance. The warrants are being issued at exercise prices ranging from $1.00 to $1.50 per share. Each warrant grants the right to purchase a total number of shares of Common Stock of the Company, such that the aggregate exercise price of the particular warrant equals 100% to 150% of the amount invested under the note issued to that particular investor. The warrants are immediately vested and may be exercised for three to five years. As of September 30, 2008, the Company has issued one immediately vested warrant to purchase 1,690,000 shares at an exercise price of $1.00 for five years. If the Private Placement reaches the full amount sought to be raised, it is possible the Company may issue warrants to purchase up to 22,500,000 shares of the Company’s Common Stock over the next five years. The Company’s stock price is subject to severe volatility. Accordingly, the exercise of the warrants could result in substantial dilution to the existing shareholders.

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

Item 1A. Risk Factors

Risks Related to the Company - continued

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

Failure to Retain and Recruit Qualified Scientists will Delay the Company’s Development Efforts.

As of September 2008, the Company had four scientists on staff, including its lead scientists: Chief Operations Officer and Chief Scientific Officer, John W. Jacobs, Ph.D., and Vice President of Research and Development, Kenneth A. Thomas, Ph.D. The loss of any of the Company’s lead scientists could impede the achievement of its development objectives.

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

If Any of the Company’s Key Executives Discontinue Their Employment with the Company, Its Efforts to Develop the Business May be Delayed.

The Company is highly dependent on the principal members of its management team and the loss of its Chairman, President and Chief Executive Officer, Daniel C. Montano or of the Chief Financial Officer, Mickael A. Flaa, or of the Chief Operating Officer, John W. Jacobs, could impede the achievement of the Company’s development efforts and objectives.

Prior Activities of the Company’s Chief Executive Officer, as Well as Certain Conflicts of Interest that he has, May Increase the Risks of an Investment in the Company.

Daniel C. Montano, the Company’s Chairman of the Board, President, Chief Executive Officer and the owner of 20.55% of the voting control of the Company as of December 31, 2007, was engaged in the securities, investment banking and venture capital business for approximately 30 years ending in 1998. During that time, Mr. Montano or the firms he controlled were the subject of arbitrations, fines, disciplinary actions and sanctions imposed by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. (NASD), including a cease and desist order the SEC entered in 1992. The order required that Mr. Montano permanently cease and desist from continuing and causing any further material misrepresentations and/or omitting to state material facts in the offer or sale of a security. All administrative action was concluded on those matters over five years ago based on events occurring several years before.

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

Item 1A. Risk Factors

Risks Related to the Company - continued

In addition, as set forth in the following two risk factors, Mr. Montano has substantial potential conflicts of interest due to his stockholdings of Phage, the Company’s affiliate that manufactures all of its drug candidates for the Company.

There can be no assurance that Mr. Montano’s past history in the investment banking industry or his potential conflicts of interest will not have a negative effect on the Company or on his ability to serve the Company.

The Company’s Key Executives Devote Less Than all of Their Business Time to the Company.

The Company’s Chief Executive Officer and President, Daniel C. Montano, along with Chief Financial Officer and Vice President, Mickael A. Flaa, and Chief Scientific Officer and Chief Operating Officer and Vice President, John W. Jacobs, devote a sufficient amount of their business time to discharge 100% of their duties. John W. Jacobs also devotes time to an affiliated company, Phage, which does business with the Company. The Company does not have employment agreements with its executive officers or key employees. See the following Risk Factor about potential conflicts of interest.

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

Additionally, certain Company officers and directors (including Daniel C. Montano, Mickael Flaa, Dr. John Jacobs, Grant Gordon, Joong Ki Baik and Thomas Ingram) beneficially own or hold voting rights over an aggregate of 29.3% of Phage’s outstanding common stock. Daniel C. Montano and Grant Gordon are among certain signatories to a Phage Controlling Stockholders Agreement that provides for an agreement to vote together.

John W. (Jack) Jacobs is the Chief Operating Officer and Chief Scientific Officer and serves in the same positions with Phage. He joined the Company’s board of directors upon the closing of its IPO. He devotes as much time as necessary to the Company’s affairs, Phage’s affairs and the balance to other investment interests.

Since May 2008, Dr. Stegmann has served as a director of the Company and Phage. Since October 2008 Dr. Stegmann also served as the Chairman and CEO of Phage. Mr. Frederick Chanson, a Director of the Company since May 2008 has also served on the Board of Directors of Phage since October 2008.

Mickael A. Flaa is the Company’s Chief Financial Officer and serves the same role with CPI. He joined the board of directors upon the closing of the Company’s IPO. He devotes as much time as necessary to the Company’s affairs, devotes as much time as necessary to CPI’s affairs and the balance to other investment interests.

Item 1A. Risk Factors

Risks Related to the Company - continued

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

Phage, the Company’s exclusive manufacturer of drug product had an involuntary petition under the United States Bankruptcy Code for Chapter 7 filed against it October 2, 2008 by a group of petitioning creditors in the US Bankruptcy Court for the Southern District of California.  The case #08-09859-LA with the case name “Phage Biotechnology Corporation.”  Phage filed on October 27, 2008 to convert the Chapter 7 petition to reorganization under Chapter 11.  The Court approved the conversion to Chapter 11 on October 28, 2008. The Company does not know at this time whether such proceedings will impact the availability of the drug product.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from IPO:

As of September 30, 2008
(In thousands)
Use of proceeds from IPO in pre-clinical and clinical trials	$5,460
Use of proceeds from IPO in general and administrative activities	10,141
Interest on senior secured notes	92
Total	$15,693

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds- continued

Use of Proceeds from Private Placement:

As of September 30, 2008
(In Thousands)
Use of proceeds from Promethean notes in pre-clinical and clinical trials	$4,739
Use of proceeds from Promethean notes in general and administrative activities	11,651
Interest on senior secured notes	2,207
Total	$18,597

Use of Proceeds from Private Placement under Reg S:

As of September 30, 2008
(In thousands)
Use of proceeds in pre-clinical and clinical trials	$1,138
Use of proceeds in general and administrative activities	3,073
Interest on senior secured notes	331
Total	$4,542

The fundraising conducted in reliance on the exemption afforded under Regulation S of the Securities Act of 1933 (“Regulation S”) was a private placement conducted by a placing agent on a best efforts basis to place up to 15 million shares of common stock at $1.00 per share.  Neither the placing agent nor the subscribers were expected or required to purchase the full 15 million shares.  The placement is terminated and since it was a best efforts placement, no further shares are being purchased or issued.  The remaining shares that were not purchased were never issued.

Item 2b. Unresolved Staff Comments

We have two outstanding SEC comment letters. The first comment letter is in regard to specific language in our footnotes and MD&A concerning contractual agreements and our list of intellectual property. We have made the recommended changes to our current filing where appropriate. We have replied to this letter and we are waiting the SEC’s reply.

The second comment letter addresses the 8K disclosing our change of Accountants. We have included additional language to include the interim period of 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	FirmInvest, AG Private Placement offer dated May 20, 2007 (incorporated by reference to Exhibit 10.1 to the form 8-K filed on May 24, 2007).

10.2	Amendment to FirmInvest, AG Commitment Letter, dated August 17, 2007 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 17, 2007).

10.3
Amendment II to FirmInvest, AG Commitment Letter, dated October 12, 2007 (incorporated by reference to Exhibit 10.38 on Form 10-Q 3rd Quarter 2007 filed with the Securities and Exchange Commission on November 29, 2007).

10.4	Amendment III to FirmInvest, AG Commitment Letter, dated January 15, 2008.

10.5	ProDerm Development Agreement, dated July 8, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2008).

10.6	ProDerm Technology Agreement, dated July 8, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2008).

10.7	ProDerm Sponsor Agreement, dated April 22, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 18, 2008).

10.8	Cardio Derma Development Agreement, dated July 10, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 18, 2008).

10.9	Cardio Derma Technology Agreement, dated July 10, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on July 18, 2008).

10.10	Cardio Derma Sponsor Agreement, dated July 10, 2008 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on July 18, 2008).

10.11	Focus Diagnostics, Inc. Master Independent Contractor Agreement, dated September 4, 2008.

10.12	Uppsala Monitoring Centre License Agreement, dated September 22, 2008.

10.12	Amendment II to Thomas J. Stegmann Consulting Agreement, dated November 1, 2008.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR BIOTHERAPEUTICS, INC.

November 19, 2008	By:	/s/ Mickael A. Flaa
Mickael A. Flaa Chief Financial Officer and Treasurer